Form 10-K
period 2010-06-30
ORB Automotive
filed 2010-11-23
CIK 1381805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
YES ☒  NO ☐

At November 12, 2010 there were 17,133,992 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

ITEM 1. BUSINESS

Introductory Note:

Action Acquisition Corporation (“we”, “us” or the "Company") was formed in the Cayman Islands on September 30, 2006 with the objective to acquire, or merge with, an operating business.  The discussion of the business and results of operations, as well as the financials, in this Annual Report on Form 10-K relate to the historic period ending June 30, 2010. On September 10, 2010 the Company completed a share exchange agreement that changed our operations as described on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010, as amended on October 15, 2010, and discussed in Note 8 to the Financial Statements contained herein.

Effective August 31, 2010, the Company accepted a subscription and offer to purchase 3,523,922 ordinary shares of the Company’s capital stock from Skyline Investors, LLC (“Skyline”), an affiliate of Maxim Group, LLC, a registered broker/dealer (“Maxim”), for an aggregate purchase price of $25,000. Prior to the consummation of this transaction, the Company had 998,275 ordinary shares issued and outstanding.  As a result of the acceptance of this subscription, the Company had 4,522,197 ordinary shares issued and outstanding, with Skyline the beneficial owner of approximately 78% thereof.  Immediately following the acceptance of Skyline’s subscription, Mr. Joseph Rozelle resigned as our President and Chief Financial Officer and the Board of Directors appointed Mr. Karl Brenza to serve as President and Chief Executive Officer, effective immediately.

Effective September 10, 2010, the Company and its controlling shareholders entered into a share exchange agreement with Grand Power Capital, Inc., a British Virgin Islands business company (“GPC”), and the GPC shareholders. Pursuant to the agreement, the Company issued an aggregate of 10,129,725 ordinary shares and 98,885.37 preference shares to GPC shareholders. With the exception of the shares of GPC held by Apollo Enterprises International, Inc., each share of GPC capital stock was exchanged for approximately 1,327 ordinary shares of the Company. The remaining shares of GPC held by Apollo Enterprises International, Inc. were exchanged for 98,885.37 preference shares of the Company. Each preference share shall be automatically converted into 100 ordinary shares of the Company upon receipt of approval by the Company shareholders of a proposed increase in the number of authorized ordinary shares from 39,062,500 shares to 100,000,000 shares. Upon effectiveness of the share exchange, the Company had 14,651,922 ordinary shares and 98,885.37 preference shares issued and outstanding , approximately 90% of the voting power of our capital stock was held by the former GPC shareholders. The shareholders of the Company immediately prior to the completion of the share exchange held approximately 10% of the issued and outstanding ordinary shares of the Company. As a result of the transaction, GPC became a wholly owned subsidiary of the Company.

GPC acquired 100% of the issued and outstanding capital stock of Shenzhen ORB-Fortune New Materials Co., Ltd. (“Shenzhen ORB”) in May 2010. Shenzhen ORB was incorporated in the Guangdong Province of the People’s Republic of China (“PRC”) in 2005. Shenzhen ORB is a hi-tech enterprise primarily engaged in the development, manufacture and sale of high-performance adhesive seal materials in the PRC. The Company provides glass bonding solutions to a wide range of industries, including automobile, ships and boats, construction, and electronics, but currently focusing on the automobile windshields area. The Company is also in the process of producing other auto parts such as bumper, harness, lamp, and cooling liquid.  As GPC and Shenzhen ORB are under common control, this has been accounted for as a reorganization of the entities, with assets and liabilities transferred at their carrying amounts, and the financial statements will be prepared as if the reorganization had occurred retroactively.
The Company acquired GPC on September 10, 2010 through a share exchange as described above. Under GAAP, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by GPC for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. GPC’s shareholders will own the majority of the shares and will exercise significant influence over the operating and financial policies of the consolidated entity.

General

Prior to the completed share exchange agreement, Action Acquisition Corporation  was a development stage company formed solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange.  We intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from the economic growth in such emerging markets.

Plan of Operation

Prior to the completed share exchange agreement, we had not engaged in any business activities that generate revenue.  Our activities through June 30, 2010 had been primarily focused upon our formation and raising capital.  We have conducted private offerings of our ordinary shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.  We believe we will be able to meet these costs for at least the next 12 months by obtaining loans from our shareholders, management or other investors.

Narrative Description of Business Prior to the Completed Share Exchange

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

Employees

As of June 30, 2010, we had no employees apart from our officers.

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

Our Memorandum of Association authorizes the issuance of a maximum of 39,062,500 ordinary shares. Any merger or acquisition effected by us may result in the issuance of additional securities without shareholder approval and may result in substantial dilution in the percentage of our ordinary shares held by our then existing shareholders.  As discussed in Note 8 of the financial statements contained herein, the Company has issued 13,653,647 ordinary shares and 98,885.37 preference shares subsequent to June 30, 2010.

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

Authorization of Preference Shares.

Our Memorandum of Association as of June 30, 2010 authorizes the issuance of up to 781,250 preference shares with designations, rights and preferences determined from time to time by our Board of Directors.  Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preference shares with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of our ordinary shares. In the event of issuance, the preference shares could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company. As discussed in Note 8 to the financial statements contained herein, we issued 98,885.37 preference shares, convertible into 9,888,537 ordinary shares, subsequent to June 30, 2010.

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

ITEM 2. PROPERTIES

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

(b)           Holders

As of June 30, 2010 there were approximately 460 record holders of 998,275 Ordinary Shares.

(c)           Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

(d)           Securities authorized for issuance under equity compensation plans

As of June 30, 2010, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

	Year Ended	Year Ended
	June 30, 2010	June 30, 2009
Revenues	$-	$-
Expenses	3,207	2,919
Net Loss	3,207	2,919
Basic and diluted loss per share	$(0.00)	$(0.00)

Total Assets	$1,426	$1,426

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Year ended June 30, 2010 compared to period year ended June 30, 2009

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through June 30, 2010. Total expenses for the year ended June 30, 2010 increased to $3,207 from $2,919 for the year ended June 30, 2009.  This increase was primarily caused by the increase in government fees in fiscal year 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had $1,426  in cash available, and had current liabilities of $1,132 in accounts payable and $12,044 to a related party. The Company anticipated that additional funding needs beyond the Company’s cash balance will be provided by the majority shareholder for at least the next 12 months as necessary.  As discussed in Note 8 to the financial statements contained herein, the Company acquired an operating company based in China.  There was a change in control.  The Company anticipates obtaining adequate liquidity from operations of the acquired Chinese company to sustain operations.

ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS

The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are included in this report as set forth in the “Index to Financial Statements.” See F-1 for Index to Financial Statements.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of June 30, 2010, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2010.

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

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls.  However, the Company acquired an operating company based in China.  The Company has not evaluated the internal control environment of that Company.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of June 30, 2010, our officers and directors and additional information concerning them are as follows:

Name	Age	Position
David Richardson	52	Director

Joseph Rozelle	37	President, Chief Financial Officer, Director

David Richardson. David Richardson has been one of our directors since September 2006.  Mr. Richardson is an Executive Director of Lighthouse Capital Insurance Company (Fortis’ insurance affiliate in the Cayman Islands), and the President and CEO of Mid-Ocean Consulting Group Ltd., which guides both institutions and individuals on sophisticated international structuring and tax related strategies.  From 2003 through 2005, Mr. Richardson served as the President of Oceanic Bank and Trust Limited’s Insurance Specialty Unit.  Prior thereto, in 1996, he became the Head of Private Banking for MeesPierson, a Dutch merchant/private bank in the Cayman Islands.  Following that, he became the Managing Director for MeesPierson (Bahamas) Ltd. and Chairman of Lighthouse Capital Insurance Company.  David Richardson began his professional career in the investment business over 20 years ago, working for one of Canada’s preeminent investment houses; Walwyn, Stodgell, Cochrane and Murray (now Merrill Lynch Canada).  In 1987, he joined the Bank of Bermuda in Bermuda as Portfolio Manager, where he personally oversaw the management of in excess of $350 million for the Bank’s top tier clientele. From there he moved to the Bank of Bermuda’s wholly owned trust subsidiary, Bermuda Trust Company serving as Assistant Manager and Director of Americas’ marketing activities.  Mr. Richardson is a graduate of the University of Toronto (Hon.BSc) with a post graduate degree from Northwestern University (NTS Graduate), as well as possessing a number of professional affiliations including a Member of STEP, the ITPA and the Bahamas International Insurance Association.  On August 31, 2010, Mr. Richardson resigned from the board of directors of the Company.

Joseph Rozelle.   Joseph Rozelle has been one of our directors.  In addition, Mr. Rozelle has served as our President and Chief Financial Officer since September 2006.  Mr. Rozelle is currently the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of “going public” transactions for foreign and domestic operating companies on the public United States Exchanges.  Prior to joining Nautilus in 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services.  Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio Ventures as a Principal Analyst in the spring of 2002 and winter of 2003, respectively. At Momentum, Mr. Rozelle was responsible for financial modeling, due diligence, and preparation of investment summaries for client companies. Prior to joining Momentum, Mr. Rozelle was an associate with Barclays Capital in the Capital Markets Group, specializing in asset securitization. Prior thereto, he was the Assistant Vice President of Planning and Financial Analysis for a regional commercial bank and was responsible for all of the corporate financial modeling, risk analysis, mergers and acquisition evaluation, and corporate budgeting. Before his tenure in commercial banking, Mr. Rozelle served as a senior auditor with Arthur Andersen, where he was involved in a variety of filings with the SEC involving corporate mergers, spin-offs, public debt offerings, and annual reports.  Mr. Rozelle holds a Bachelors of Business Administration degree from the University of Houston and a Masters of Business Administration degree from the Jesse H. Jones School of Management at Rice University. Mr. Rozelle is also the sole director and sole executive officer of VPGI, Inc., a public corporation.  On August 31, 2010, Mr. Rozelle resigned as President and Chief Financial Officer and submitted his resignation as a director, which becam effective on October 22, 2010.

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

Involvement of Officers and Directors in Blank Check Companies

Mr. Rozelle is an officer and Messrs. Richardson and Rozelle are currently serving on the boards of directors for the following entities, each incorporated under the laws of the Cayman Islands:

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

Based solely upon a review of the Forms 3, 4 and 5 (and amendments thereto) furnished to us for the fiscal year ended June 30, 2010, we have determined that Messrs. Rozelle and Richardson, our former officers and directors, were delinquent in filings Section 16 reports required to be filed by them during the year and have never filed any Section 16 reports with the SEC. The Company believes that its current officers, directors and 10% shareholders will seek to comply timely with all reporting requirements under Section 16(a) of the Exchange Act..

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

The following table sets forth, as of June 30, 2010, the number of Ordinary Shares owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of our outstanding Ordinary Shares.

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

(3)  Christopher Efird owns 60% of the ownership interests of Nautilus and Benchmark Equity Group owns 10% of the ownership interests of Nautilus.  Mr. Frank DeLape is the 100% owner of Benchmark. In addition, Mr. DeLape controls entities that collectively own 10% of the ownership interests of Nautilus. Mr. Stephen Taylor owns 20% of the ownership interests of Nautilus. Based upon their ownership interests in Nautilus, each of Efird, Benchmark, DeLape and Taylor may be deemed to be the indirect beneficial owners of the ordinary shares. Each of Efird, Benchmark, DeLape and Taylor disclaims beneficial ownership of such ordinary shares held by Nautilus, except to the extent of their respective pecuniary interests therein.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by PMB Helin Donovan, LLP (“PMB”), for the audits of the Company’s annual financial statements for the fiscal year ended June 30, 2010 and 2009, and fees billed for other services rendered by PMB.

	2010	2009
Audit Fee (1)	$1,030	$1,626
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

Date: November 22, 2010	ACTION ACQUISITION CORPORATION

	By:	/s/ Junning Ma
Name: Junning Ma
Title: President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 22, 2010	By: /s/ Junning Ma
Name: Junning Ma
Title: President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 22, 2010	By: /s/ Guangning Xu
Name: Guangning Xu
Title: Vice Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: November 22, 2010	By: /s/ Morgan Simpson
Name: Morgan Simpson
Title: Director

Action Acquisition Corporation
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Action Acquisition Corporation:

We have audited the accompanying balance sheets of Action Acquisition Corporation (the “Company”) (a development stage company) as of June 30, 2010 and 2009, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended June 30, 2010 and 2009, and the cumulative period from inception (September 27, 2006) through June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Action Acquisition Corporation as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009, and the cumulative period from inception (September 27, 2006) through June 30, 2010, in conformity with generally accepted accounting principles in the United States of America (“US GAAP”).

As further discussed in Note 8 to the financial statements, effective August 31, 2010, the Company issued 3,523,922 ordinary shares to Maxim Group, LLC and on September 10, 2010, the Company entered into a share exchange agreement with Grand Power Capital, Inc. (“GPC”).  The share exchange was accounted for as a reverse merger.  GPC was considered the accounting acquirer for US GAAP purposes.

The accumulated deficit during the development stage for the period from date of inception (September 27, 2006) through June 30, 2010 is $18,475.

PMB Helin Donovan, LLP
/s/ PMB Helin Donovan, LLP

November 22, 2010
Houston, TX

Action Acquisition Corporation
(A Development Stage Company)
Balance Sheets

	June 30,	June 30,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,426	$1,426

Total assets	$1,426	$1,426

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$12,044	$8,815
Accounts payable	1,132	1,154

Total current liabilities	13,176	9,969

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	—	—
Ordinary shares, $.000128 par value; 39,062,500 shares authorized; 998,275 shares issued and outstanding as of June 30, 2010 and June 30, 2009	128	128
Additional paid in capital	6,597	6,597
Deficit accumulated during development stage	(18,475)	(15,268)
Total shareholders’ deficit	(11,750)	(8,543)
Total liabilities and shareholders’ deficit	$1,426	$1,426

The accompanying notes are an integral part of these financial statements.

Action Acquisition Corporation
(A Development Stage Company)
Statements of Operations

	Year Ended June 30, 2010	Year Ended June 30, 2009	Cumulative During Development Stage (September 27, 2006 to June 30, 2010)

Revenues	$—	$—	$—

Expenses
Formation, general and administrative expenses	3,207	2,919	18,475
Total operating expenses	3,207	2,919	18,475

Operating loss	(3,207)	(2,919)	(18,475)

Income tax expense (benefit)	—	—	—

Net loss	$(3,207)	$(2,919)	$(18,475)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	998,275	932,440	$915,724

The accompanying notes are an integral part of these financial statements.

Action Acquisition Corporation
(A Development Stage Company)
Statements of Shareholders’ Deficit
For the period from September 27, 2006 (Date of Inception) to June 30, 2010

	Preference Shares		Ordinary Shares		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals
Founder shares issued at inception at September 27, 2006	—	$—	859,375	$110	$—	$—	$110
Net loss	—	—	—	—	—	(8,376)	(8,376)

Balance as of June 30, 2007	—	—	859,375	110	—	(8,376)	(8,266)

Net loss	—	—	—	—	—	(3,973)	(3,973)

Balance as of June 30, 2008	—	—	859,375	110	—	(12,349)	(12,239)

Sale of Ordinary shares	—	—	138,900	18	6,597	—	6,615
Net loss	—	—	—	—	—	(2,919)	(2,919)
Balance as of June 30, 2009	—	—	998,275	128	6,597	(15,268)	(8,543)

Net loss	—	—	—	—	—	(3,207)	(3,207)

Balance as of June 30, 2010	—	$—	998,275	$128	$6,597	$(18,475)	$(11,750)

The accompanying notes are an integral part of these financial statements.

Action Acquisition Corporation
(A Development Stage Company)
Statements of Cash Flows

	Year Ended June 30, 2010	Year Ended June 30, 2009	Cumulative During Development Stage (September 27, 2006 to June 30, 2010)
Cash flows from operating activities
Net loss	$(3,207)	$(2,919)	$(18,475)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	—	—	110
Changes in operating assets and liabilities
Payable to affiliate	3,229	(2,671)	12,044
Accounts payable	(22)	401	1,132
Net cash used in operating activities	—	(5,189)	(5,189)

Cash flows from investing activities
Net cash provided by investing activities	—	—	—

Cash flows from financing activities
Proceeds from issuance of ordinary shares	—	6,615	6,615
Net cash provided by financing activities	—	6,615	6,615

Net increase in cash	—	1,426	1,426

Cash at beginning of the period	1,426	—	—
Cash at end of the period	$1,426	$1,426	$1,426

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Action Acquisition Corporation
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 - Organization, Business and Operations

Description of business and history - Action Acquisition Corporation (the "Company") was formed in the Cayman Islands on September 30, 2006 with the objective to acquire, or merge with, an operating business.  The discussion and financials in this Annual Report on Form 10-K relate to the historic period ending June 30, 2010. On September 10, 2010 the Company completed a share exchange agreement that changed our operations as described on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010 and discussed in Note 8 below.

On September 27, 2006, Action Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company’s formation and administrative costs of $2,592 were financed through the issuance of 859,375 shares of ordinary shares at par value of $0.000128 per share for consideration of $110 together with a payable to the Founders of $2,482.

At June 30, 2010, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through June 30, 2010 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

The Company was organized to acquire a target company or business seeking the perceived advantages of being a publicly-held company and, to a lesser extent, that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. As further discussed in Note 8, the Company acquired an operating company located in China subsequent to June 30, 2010.

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

At June 30, 2010 and 2009, there were no potentially dilutive ordinary shares outstanding.

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

Level 3—unobservable inputs.

The adoption of this guidance did not have an effect on the Company’s financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2010 and 2009, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855, Subsequent Events) “ASC 855”. ACS 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC 855 provides (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted ASC 855 in the second quarter of 2009. The adoption did not materially impact the Company. We considered all subsequent events through November 22, 2010, the date the financial statements were available to be issued.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through June 30, 2010, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.  As discussed in Note 8, the Company acquired an operating company located in China.  There was a change of control.  The Company anticipates obtaining adequate liquidity from operations of the acquired Chinese operating company to sustain operations.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $12,044, and $8,815 to a Founder of the Company as of June 30, 2010 and June 30, 2009, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $1,132 and $1,154 as of June 30, 2010 and 2009, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At June 30, 2010, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 – Subsequent Events (Unaudited)

Effective August 31, 2010, the Company accepted a subscription and offer to purchase 3,523,922 ordinary shares of the Company’s capital stock from Skyline Investors, LLC (“Skyline”), an affiliate of Maxim Group, LLC, a registered broker/dealer (“Maxim”), for an aggregate purchase price of $25,000. Prior to the consummation of this transaction, the Company had 998,275 ordinary shares issued and outstanding.  As a result of the acceptance of this subscription, the Company had 4,522,197 ordinary shares issued and outstanding, with Skyline the beneficial owner of approximately 78% thereof.  Immediately following the acceptance of Skyline’s subscription, Mr. Joseph Rozelle resigned as our President and Chief Financial Officer and the Board of Directors appointed Mr. Karl Brenza to serve as President and Chief Executive Officer, effective immediately.

Effective September 10, 2010, the Company and its controlling shareholders entered into a share exchange agreement with Grand Power Capital, Inc., a British Virgin Islands business company (“GPC”), and the GPC shareholders. Pursuant to the agreement, the Company issued an aggregate of 10,129,725 ordinary shares and 98,885.37 preference shares to GPC shareholders. With the exception of the shares of GPC held by Apollo Enterprises International, Inc., each share of GPC capital stock was exchanged for approximately 1,327 ordinary shares of the Company. The remaining shares of GPC held by Apollo Enterprises International, Inc. were exchanged for 98,885.37 preference shares of the Company. Each preference share shall be automatically converted into 100 ordinary shares of the Company upon receipt of approval by the Company shareholders of a proposed increase in the number of authorized ordinary shares from 39,062,500 shares to 100,000,000 shares. Upon consummation of the share consolidation and automatic conversion of the 98,885.37 preference shares issued to Apollo Enterprises International, Inc., there were 14,722,511 (post-split) ordinary shares and no preference shares of the Company's capital stock issued and outstanding, approximately 90% of which are held by the former GPC shareholders. The shareholders of the Company immediately prior to the completion of these transactions hold 10% of the issued and outstanding ordinary shares of the Company. As a result of the transaction, GPC became a wholly owned subsidiary of the Company.

GPC acquired 100% of the issued and outstanding capital stock of Shenzhen ORB-Fortune New Materials Co., Ltd. (“Shenzhen ORB”) in May 2010. Shenzhen ORB was incorporated in the Guangdong Province of the People’s Republic of China (“PRC”) in 2005. Shenzhen ORB is a hi-tech enterprise primarily engaged in the development, manufacture and sale of high-performance adhesive seal materials in the PRC. The Company provides glass bonding solutions to a wide range of industries, including automobile, ships and boats, construction, and electronics, but currently focusing on the automobile windshields area. The Company is also in the process of producing other auto parts such as bumper, harness, lamp, and cooling liquid.  As GPC and Shenzhen ORB are under common control, this has been accounted for as a reorganization of the entities, with assets and liabilities transferred at their carrying amounts, and the financial statements will be prepared as if the reorganization had occurred retroactively.

The Company acquired GPC on September 10, 2010 through a share exchange as described above. Under GAAP, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by GPC for the net monetary assets of the Company, accompanied by a recapitalization, and is accounted for as a change in capital structure. GPC’s shareholders will own the majority of the shares and will exercise significant influence over the operating and financial policies of the consolidated entity.

On October 22, 2010, the Company’s Board of Directors approved the granting of an aggregate of 904,440 ordinary shares to two parties, including Mr. Morgan Simpson, a new director of the Company, in consideration of services rendered to the Company in connection with the consummation of the reverse merger.

The Company considered all subsequent events through November 22, 2010, the date the financial statements were available to be issued.