Form 10-Q
period 2010-09-30
ORB Automotive
filed 2010-11-23
CIK 1381805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

000-52341
(Commission file number)

ORB AUTOMOTIVE CORPORATION
(Exact name of registrant as specified in its charter)

CAYMAN ISLANDS	N/A
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

c/o Shenzhen ORB-Fortune New-Material Co., Ltd
Room O-R, Floor 23, Building A, Fortune Plaza
Shennan Road, Futian District
Shenzhen, Guangdong, People’s Republic of China 518040
 (Address of principal executive offices)

+86(755) 8204-6828
(Issuer’s telephone number)

Action Acquisition Corporation
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           ☒           No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes           ☐                      No           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐      No           ☒

On November 12, 2010, 17,133,992 shares of the registrant's common stock were outstanding.

TABLE OF CONTENTS

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1.         Financial Statements

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$364,226	$299,719
Accounts receivable, net	1,270,218	1,138,081
Bills receivable	278,871	87,871
Other receivables, net	217,432	217,383
Deposits	10,540	9,538
Prepayment	1,446,609	468,771
Inventory	399,476	546,968

Total current assets	3,987,372	2,768,331

PROPERTY AND EQUIPMENT, net	422,094	421,575

TOTAL ASSETS	$4,409,466	$3,189,906

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$16,659	$55,575
Accrued liabilities and other payables	18,812	10,685
Taxes payable	817,374	549,979
Other payable to Shenzhen ORB original shareholders	398,875	-

Total current liabilities	1,251,720	616,239

COMMITMENTS

STOCKHOLDERS' EQUITY

Convertible preferred stock, $0.000128 par value, 781,250 shares authorized, 98,885 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	13	13
Common stock, $0.000384 par value, 100,000,000 shares authorized, 4,883,974 and 3,376,575 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,875	1,297
Additional paid in capital	(1,888)	240,338
Statutory reserve	140,590	140,590
Accumulated other comprehensive income	174,498	111,177
Retained earnings	2,842,658	2,080,252

Total stockholders' equity	3,157,746	2,573,667

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,409,466	$3,189,906

See accompanying notes to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

Net sales	$3,515,277	$2,949,861	$1,153,249	$1,036,788

Cost of goods sold	1,901,734	1,563,960	579,610	535,871

Gross profit	1,613,543	1,385,901	573,639	500,917

Operating expenses
Selling expenses	162,549	179,801	42,551	52,755
General and administrative expenses	273,680	159,292	91,458	63,290

Total operating expenses	436,229	339,093	134,009	116,045

Income from operations	1,177,314	1,046,808	439,630	384,872

Non-operating income (expenses)
Interest income	1,872	345	209	1,627
Other expenses	-	(1,482)	-	166

Total non-operating expenses, net	1,872	(1,137)	209	1,793

Income before income tax	1,179,186	1,045,671	439,839	386,665

Income tax expense	259,552	209,134	101,375	77,300

Net income	$919,634	$836,537	$338,464	$309,365

Other comprehensive item
Foreign currency translation	63,321	1,502	46,249	899

Comprehensive Income	$982,955	$838,039	$384,713	$310,264

Basic weighted average shares outstanding	3,492,529	3,376,575	3,720,655	3,376,575

Diluted weighted average shares outstanding	13,381,066	13,265,112	13,609,192	13,265,112

Basic earnings per share	$0.26	$0.25	$0.09	$0.09

Diluted earnings per share	$0.07	$0.06	$0.02	$0.02

See accompanying notes to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$919,634	$836,537
Adjustments to reconcile net income to net cash
provided by operating activities:
Inventory impairment	21,222	15,563
Depreciation and amortization	41,853	40,094
Decrease (increase) in current assets:
Accounts receivable	(108,834)	(1,343)
Bills receivable	(186,393)	(85,841)
Prepayment	(953,901)	(131,630)
Other receivables	4,011	(54,754)
Inventory	134,293	(359,726)
Deposits	(808)	(9,514)
Increase (decrease) in current liabilities:
Accounts payable	(39,349)	(141,763)
Receipt in advance	-	14,757
Accrued liabilities and other payables	7,800	188,220
Taxes payable	252,974	229,649

Net cash provided by operating activities	92,402	540,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(34,492)	(6,619)

Net cash used in investing activities	(34,492)	(6,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related party	-	(227,017)

Net cash used in financing activities	-	(227,017)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	6,597	187

NET INCREASE IN CASH & CASH EQUIVALENTS	64,507	306,836

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	299,719	58,849

CASH & CASH EQUIVALENTS, END OF PERIOD	$364,226	$365,685

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$-	$-
Cash paid for income tax	$20,975	$16,300

See accompanying notes to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ORB Automotive Corporation (“ORB”or the “Company”), formerly known as Action Acquisition Corporation, was formed in the Cayman Islands on September 27, 2006.

Effective September 10, 2010, the Company and its controlling shareholders entered into a share exchange agreement with Grand Power Capital, Inc., a British Virgin Islands business company (“GPC”), and the GPC shareholders. Pursuant to the agreement, Action issued an aggregate of 10,129,725 ordinary shares and 98,885.37 preference shares to GPC shareholders. With the exception of the shares of GPC held by Apollo Enterprises International, Inc., each share of GPC capital stock was exchanged for approximately 1,327 ordinary shares of the Company. The remaining shares of GPC held by Apollo Enterprises International, Inc. were exchanged for 98,885.37 preference shares of the Company. Each preference share was automatically convertible into 100 ordinary shares of the Company upon receipt of the approval by the Company shareholders of a proposed increase in the number of authorized ordinary shares from 39,062,500 shares to 100,000,000 shares. Upon effectiveness of the share exchange, the Company had 14,651,922 (pre-split) ordinary shares and 98,885.37 preference shares issued and outstanding. Upon consummation of the share consolidation and automatic conversion of the 98,885.37 preference shares issued to Apollo Enterprises International, Inc., there were 14,722,511 (post-split) ordinary shares and no preference shares of the Company's capital stock issued and outstanding, approximately 90% of which are held by the former GPC shareholders. The shareholders of the Company immediately prior to the completion of these transactions hold 10% of the issued and outstanding ordinary shares of the Company. As a result of the transaction, GPC became a wholly owned subsidiary of the Company.

GPC was incorporated in October 2009 and acquired 100% of the issued and outstanding capital stock of Shenzhen ORB-Fortune New Materials Co., Ltd. (“Shenzhen ORB”) in May 2010 for RMB 2,672,900 (US $399,000).  The major shareholder of Shenzhen ORB became the major shareholder of GPC after the acquisition. The acquisition was accounted for as a reorganization of entities under common control, and the existing financial statements of the Company were stated retroactively. $241,648 of the $339,000 was recorded as a return of original share capital and the remaining was recorded as a dividend to the original shareholders of Shenzhen ORB.

Shenzhen ORB was incorporated in the Guangdong Province of the People’s Republic of China (“PRC”) in 2005 as a a hi-tech enterprise primarily engaged in the development, manufacture and sale of high-performance adhesive seal materials in the PRC. In 2008 the Company deemed it more cost-effective to outsource the manufacture of its products to three original equipment manufacturing (OEM) factories, concentrating its in-house efforts on research and development of new products, as well as the marketing and distribution of its current and future products.  These OEM factories utilize equipment, processes and raw materials established by the Company to manufacture products that bear the ORB label.  The Company provides glass bonding solutions to a wide range of industries, including automobile, ships and boats, construction, and electronics, but currently focusing on the automobile windshields area. The Company is also in the process of developing other auto parts such as bumper, harness, lamp, and cooling liquid.

Action acquired GPC on September 10, 2010 through a share exchange as described above. Under generally accepted accounting principles in the United States of America (“US GAAP”), the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by GPC for the net monetary assets of Action, accompanied by a recapitalization, and is accounted for as a change in capital structure. GPC’s shareholders will own the majority of the shares and will exercise significant influence over the operating and financial policies of the consolidated entity. Pro forma financial information is not applicable as this is not a business combination under Article 11-01 of Regulation S-X and Action is a public shell company with no operations. The post reorganization comparative historical financial statements of GPC and its wholly owned subsidiary will be the historical financial statements of Shenzhen ORB accompanied by a recapitalization.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Subsequent to the end of the reporting period, on November 3, 2010, the Company (i) changed its name from Action Acquisition Corporation to ORB Automotive Corporation and (ii) effected a 1 for 3 consolidation of the Company’s issued and outstanding ordinary shares and (iii) increased the amount of the Company’s authorized ordinary shares from 39,062,500 shares to 100,000,000 shares.  As result of the consolidation and increase in share capital, the par value of the Company’s ordinary shares changed from $0.000128 per share to $0.000384 per share. As of September 30, 2010, there were 14,651,922 (pre-split) ordinary shares outstanding and 98,885.37 preference shares outstanding. The preference shares were automatically converted into 9,888,537 ordinary shares following the consolidation.  As a result, immediately following the consolidation and giving effect to the conversion of the preference shares, the Company will have 14,722,511 ordinary shares and no preference shares issued and outstanding.  The reverse stock split of the ordinary shares was retroactively restated.

These unaudited consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to present fairly the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP were omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and footnotes of Shenzhen ORB for the year ended December 31, 2009. The results for the nine and three months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with US GAAP. The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying financial statements have been translated and presented in United States Dollars (“$” or “USD”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ORB, and its wholly owned subsidiary GPC, together with its wholly owned subsidiary Shenzhen ORB. The "Company" refers collectively to ORB, GPC and Shenzhen ORB. All significant inter-company accounts and transactions were eliminated in consolidation.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on account receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on management’s analysis noted above, the bad debts allowance was determined by calculating 0.5% of accounts receivable amount at the balance sheet date. Based on historical collection activity, the Company made allowance for bad debts of $5,827 and $5,719 at September 30, 2010 and December 31, 2009, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on a weighted average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to net realizable value, if lower. The Company recorded $21,122 and $15,563 of inventory writedowns during the nine and three months ended September 30, 2010 and 2009.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets without salvage value and estimated lives of 5-10 years.

Computer and office equipment	5 years
Plant and machinery	10 years

Research and Development

Research and development costs are related primarily to the Company testing its new materials in development stage. Research and development costs are recognized in general and administrative expenses and expensed as incurred.  For the nine months ended September 30, 2010 and 2009, research and development expense was $83,601 and $63,082, respectively. For the three months ended September 30, 2010 and 2009, research and development expense was $22,385 and $23,865, respectively.

Income Taxes

The Company utilizes the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

The Company adopted the provisions of ASC Topic 740. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FASB ASC Topic 740 did not have a material impact on the Company’s financial statements. At September 30, 2010 and December 31, 2009, the Company had not taken any significant uncertain tax position on its tax return for 2009 and prior years or in computing its tax provision for 2010.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104, (codified in ASC Topic 605, “Revenue Recognition”).  Sales revenue may be recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, or the possible return of the goods. Generally, sales revenue is recognized when the delivery is completed. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales revenue represents the invoiced value of goods, net of value-added taxes (VAT). All Company products are sold in the PRC and subject to the Chinese VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, labor costs, and related overhead which are directly attributable to the production of the products.  Write-down of inventory to the lower of cost or net realizable value is also recorded in the cost of goods sold.

Environmental Costs and Liabilities

Liabilities related to environmental compliance and future remedial costs are recorded when the compliance or remedial efforts are probable and the costs can be reasonably estimated. The PRC adopted environmental laws and regulations that affect the operations of the auto industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at the present time, and could be material. Under existing legislation, however, Company management believes that, because the Company does not currently manufacture its products, there are no probable liabilities that will have a material adverse effect on the financial condition of the Company.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2010 and 2009, shipping and handling costs were $104,666 and $82,887, respectively. During the three months ended September 30, 2010 and 2009, shipping and handling costs were $28,585 and $20,611, respectively.

Basic and Diluted Earnings Per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). The following table presents a reconciliation of basic and diluted earnings per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Net income	$919,634	$836,537	$338,464	$309,365

Weighted average shares outstanding – basic	3,492,529	3,376,575	3,720,655	3,376,575
Effect of dilutive securities:
Convertible preferred shares	9,888,537	9,888,537	9,888,537	9,888,537
Weighted average shares outstanding – diluted	13,381,066	13,265,112	13,609,192	13,265,112

Earnings per share – basic	$0.26	$0.25	$0.09	$0.09
Earnings per share – diluted	$0.07	$0.06	$0.02	$0.02

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are in the PRC.  Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Fair Value of Financial Instruments

Some of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other receivables, accounts payable, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

As of September 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Comprehensive Income

The Company’s functional currency is the RMB. For financial reporting purposes, RMB were translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses ASC Topic 220 “Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in-capital and distributions to stockholders. Comprehensive income for the nine months ended September 30, 2010 and 2009 included net income and foreign currency translation adjustments.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Segment Reporting

ASC Topic 280, "Segment Reporting," requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

ASC Topic 280 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.  The Company consists of one reportable business segment.  All of the Company's assets are located in the PRC and all of the Company's revenue is generated in the PRC.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued ASU No. 2009-13 on ASC Topic 605, “Revenue Recognition– Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which require an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented.. Since the Company does not have any multiple element arrangements, ASU No. 2009-13 is not currently applicable to the Company.

In October 2009, the FASB issued ASU No. 2009-14 on ASC Topic 985, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above. The Company does not have revenue arrangements including software element, therefore, ASU 2009-14 is not applicable to the Company.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation” (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This ASU provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. The amendments in this ASU are effective for the fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. This standard is not currently applicable to the Company.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (ASC Topic 820), Improving Disclosures about Fair Value Measurements. This ASU provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This ASU is not currently applicable to the Company.

In January 2010, the FASB issued ASU No. 2010-05, “Compensation – Stock Compensation” (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This ASU codifies Emerging Issues Task Force D-110. This ASU is not currently applicable to the Company.

In January 2010, the FASB issued ASU No. 2010-01, “Equity” (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. The ASU clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505, “Equity” and ASC Topic 260, “Earnings Per Share”. This ASU is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This ASU is not currently applicable to the Company.

3. INVENTORY

Inventory consisted of finished goods and raw material at September 30, 2010 and December 31, 2009 as following:

	2010	2009
Finished goods	$379,590	$531,387
Raw material	41,341	31,153
Impairment of inventory	(21,455)	(15,572)
	$399,476	$546,968

4. PROPERTY AND EQUIPMENT, NET

As of September 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	2010	2009
Office equipment	$12,505	$11,320
Plant and machinery	571,290	527,225
Less: Accumulated depreciation	(161,701)	(116,970)
	$422,094	$421,575

Depreciation expense was $41,853 and $40,094 for the nine months ended September 30, 2010 and 2009, respectively. Depreciation expense was $14,286 and $13,381 for the three months ended September 30, 2010 and 2009, respectively.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

5. PREPAYMENT

Prepayment was mainly the payment to several  OEM factories. As the transactions are not yet started or not completed, the amounts were recorded as prepayment instead of cost of sale. At September 30, 2010 and December 31, 2009, the prepayment to OEM factories was $1,303,349 and $468,771, respectively. At September 30, 2010, prepayment also consisted of $143,260 prepayment for consulting services (see Note 14).

6. BILLS RECEIVABLE

Bills receivable represented an instrument which contains an unconditional order to pay a certain amount on an agreed date.  It was used as an assurance for customers making the payment on time according to the agreed terms when the goods are sold on credit and payment is deferred to a future date.  As of September 30, 2010 and December 31, 2009, bills receivable was $278,871 and $87,871, respectively.

7. OTHER RECEIVABLES

Other receivables represented cash advances to employees and short term advances to non-related parties, with no interest bearing and payable upon demand. Based on historical collection activity, the Company made allowance of $1,113 and $1,092 at September 30, 2010 and December 31, 2009, respectively. The net amount of other receivables was $217,432 and $217,383 at September 30, 2010 and December 31, 2009, respectively.

8. MAJOR CUSTOMERS AND VENDORS

Two major customers accounted for 72% (46% and 26% for each) and 78% (51% and 27% for each) of sales for the nine months ended September 30, 2010 and 2009, respectively. Accounts receivable from these customers amounted to $841,273 as of September 30, 2010. If these customers were lost, it is unlikely that the Company would be able to replace the lost revenue, at least in the near term.

The Company purchased its products from three major vendors during the nine months ended September 30, 2010 with each accounting for 44%, 27% and 12% of purchases, respectively. Accounts payable to these vendors were $3,021 as of September 30, 2010. The Company had four major vendors during nine months ended September 30, 2009 with each vendor accounting for 60%, 14%, 11% and 10% of the total purchases.

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2010 and December 31, 2009, respectively:

	2010	2009
Other payables	$9,026	$-
Accrued salaries	9,786	10,685
Total	$18,812	$10,685

10. DUE FROM RELATED PARTY

Due from related party represented payments of $19,818 made by the Company for a director’s expenses. It was an advance with no interest, payable upon demand, and was unsecured. This amount was repaid by the related party on August 27, 2010.

Dividend payable to former Shenzhen ORB original shareholders

As of September 30, 2010, the Company had $398,875 unsecured, due on demand and non interest-bearing loan payable to the original owner of Shenzhen ORB for the acquisition of Shenzhen ORB by GPC. (See Note 1).

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

11. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Value-added tax payable	$59,633	$48,209
Education surtax and other taxes payable	596	1,928
Income tax payable	757,145	499,842
Total	$817,374	$549,979

12. INCOME TAXES

Shenzhen ORB is governed by the Income Tax Law of the PRC concerning the private-run enterprises in special district. Prior to 2008, Shenzhen ORB was subject to tax at a statutory rate of 15% on income reported in the statutory financial statements after appropriated tax adjustments.  According to the new income tax law that became effective January 1, 2008, for those enterprises to which the 15% tax rate was applicable previously, the applicable rates shall be gradually increasing over a five-year period to reach the new statutory income tax rate of 25% as follows:

Year	Tax Rate
2007	15%
2008	18%
2009	20%
2010	22%
2011	24%
2012	25%

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2010 and 2009:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
US statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference	(9.0)%	(9.0)%	(9.0)%	(9.0)%
Effect of tax holiday	(3.0)%	(5.0)%	(3.0)%	(5.0)%
Other	(0.0)%	-	1.0%	-
Effective income tax rate	22.0%	20.0%	23.0%	20.0%

There were no material temporary differences on deferred taxes as of September 30, 2010 and 2009.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

13. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company’s operating subsidiary, Shenzhen ORB is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

Shenzhen ORB is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% Shenzhen ORB’s registered capital. For the nine months ended September 30, 2010, Shenzhen ORB transferred $0 to the reserve. For the year ended December 31, 2009, Shenzhen ORB transferred $38,821 to this reserve.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. The fund may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their equity interest or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such capital issuance is not less than 25% of the registered capital.

Common welfare fund

Common welfare fund is a voluntary fund into which Shenzhen ORB can elect to transfer 5% to 10% of its net income. Shenzhen ORB did not make any contribution to this fund in the nine and three months ended September 30, 2010 and 2009.

This fund can only be utilized on capital items for the collective benefit of Shenzhen ORB’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

14. COMMITMENTS

Rents

Shenzhen ORB leased an office in Chongqing city under a long term, non-cancelable lease agreement on December 1, 2008 with an expiration date of November 30, 2011. The monthly rent under this lease was approximately $527 (RMB 3,600). The lease terms were amended with the monthly rent decreasing to $220 (RMB 1,500) starting January 1, 2010 and the lease period was extended to December 31, 2011. Based on the lease agreement, Shenzhen ORB will be required to pay penalty for early lease termination, which is the deposit for the lease along with the remaining rents up to the original lease termination date.

As of September 30, 2010, future minimum rental payments required under this operating lease is as follows:

As of September 30,	Amount

2010	$2,640
2011	660
Total	$3,300

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)

Total rental expense for the nine months ended September 30, 2010 and 2009 was $34,878 and $13,993, respectively. Total rent expense was $10,665 and $8,373 for the three months ended September 30, 2010 and 2009, respectively.

Consulting Service

On March 1, 2010, Shenzhen ORB entered into a consulting service agreement expiring on December 31, 2010 with a consulting company. In August 2010, this agreement was extended until December 31, 2011. Under the agreement, this consulting company will provide a feasibility study report for the expansion of new product lines, identify no less than five acquisition targets for the Company and guide the Company in the consummation of any such acquisitions. The total consulting fee is approximately $282,800 (RMB 1.92 million). Shenzhen ORB paid 50% of the consulting fee upon signing of the agreement, and will pay the remaining 50% of the consulting fee upon completion of the acquisition. Shenzhen ORB recorded the payment of first 50% of consulting fee as prepayment at September 30, 2010, and will expense it to general and administrative expense when the consulting service is rendered by the consulting firm. Based on the agreement, the Company can be subjected to a late payment penalty of two times the PRC’s Bank of China short-term loan interest rate. An affiliate of the consulting company is a director of Shenzhen ORB.

15. OPERATING RISKS

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchase and expense transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

16. SUBSEQUENT EVENTS

On November 3, 2010, ORB, completed the acquisition of 100% of the equity interest in Hebei Xinhua Rubber Sealing Group Liuzhou Sealing Co., Ltd., a company registered in the PRC (“Liuzhou Rubber Sealing”), from Liuzhou Rubber Sealing’s shareholders. Pursuant to the terms of the stock purchase agreement among the parties (the “Stock Purchase Agreement”), all of the issued and outstanding shares of Liuzhou Rubber Sealing were exchanged for 2.06 million ordinary shares of the Company. The Stock Purchase Agreement contained such representations, warranties, obligations and conditions as are customary for transactions of the type governed by such agreements.

Founded in November 2006, Liuzhou Rubber Sealing manufactures rubber gaskets and sealants for automobile window and doors and has manufacturing facilities located in the New Industrial Park of Liuzhou City, Guangxi Province, China. As a result of the share exchange, Liuzhou Rubber Sealing became a wholly owned subsidiary of the Company. Prior to the closing of the transaction, there were no material relationships between the Company and Liuzhou Rubber Sealing, or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors, other than in respect of the Stock Purchase Agreement.

The purchase of Liuzhou Rubber Sealing will be accounted for as a business combination under ASC Topic 805, “Business Combinations”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to, those set forth under the sections entitled “Risk Factors” located in our Current Report on Form 8-K, as amended and filed with the SEC on October 15, 2010. We may use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

ORB, formerly known as Action Acquisition Corporation, was formed in the Cayman Islands on September 27, 2006. On September 10, 2010, ORB entered into and closed a share exchange agreement with GPC, a privately held company formed under the laws of the British Virgin Islands. Pursuant to the share exchange agreement, ORB acquired all of the issued and outstanding capital stock of GPC in exchange for 10,129,725 ordinary shares and 98,885.37 preference shares of the Company. Prior to our acquisition of GPC, we were in the development stage and had not yet commenced business operations. We had no interest in any property.

GPC is a holding company, owning 100% of the issued and outstanding capital stock of Shenzhen ORB. Shenzhen ORB provides bonding solutions for a wide range of industrial applications including, shipping, construction, and electronics, with a strong presence in the Chinese automotive sector. Shenzhen ORB is a market leader in the windshield adhesive business in Shenzhen, China.

The share exchange was accounted for as a "reverse acquisition," since the GPC shareholders own a majority of the outstanding shares of the Company's capital stock immediately following the transaction. GPC was deemed to be the acquiror in the reverse acquisition. As the Company, the legal acquiror, was a non-operating shell, the reverse acquisition was considered to be a capital transaction in substance rather than a business combination. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the share exchange are those of GPC and are recorded at the historical cost basis of GPC, and the consolidated financial statements after completion of the share exchange include the assets and liabilities of the Company and GPC, historical operations of GPC and operations of the Company from the closing date of the share exchange. Except as described in the previous paragraphs, no arrangements or understandings exist among present or former controlling shareholders with respect to the election of members of the Company's board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company. Further, as a result of the issuance of the shares of the Company capital stock pursuant to the share exchange, a change in control of the Company occurred on the date of the consummation of the transaction. The Company continues to be a "smaller reporting company" following the share exchange.

CRITICAL ACCOUNTING POLICIES

In presenting our financial statements in conformity with US GAAP, we are required to make certain estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The Company’s financial statements are prepared in accordance with US GAAP.

Use of Estimates

In preparing the financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on a weighted average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to net realizable value, if lower.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred and additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets without salvage value and estimated lives ranging from 5 to 10 years as follows:

Plant and Machinery	10 years
Computer and Office Equipment	5 years

Revenue Recognition

The Company's revenue recognition policies are in compliance with FASB ASC Topic 605, “Milestone Method of Recognition.”  Sales revenue may be recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, or the possible return of the goods. Generally, sales revenue is recognized when the delivery of goods is completed.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Sales revenue represents the invoiced value of goods, net of VAT. All Company products are sold in the PRC and subject to Chinese VAT of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the PRC government to collect this tax.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, labor costs, and related overhead which are directly attributable to the manufacture and distribution of products and other indirect costs that benefit all products. The write-down of inventory to the lower of cost or market is also recorded in cost of goods sold.

Research and Development

Research and development costs are related primarily to the Company testing its new materials in development stage. Research and development costs are expensed as incurred.

Foreign Currency Translation and Transactions and Comprehensive Income

The accompanying consolidated financial statements are presented in USD. GPC’s functional currency is USD; while Shenzhen ORB’s functional currency is the RMB. The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of shareholders’ equity, captioned accumulated other comprehensive income. Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires the use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

ASC Topic 820 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment. The Company consists of one reportable business segment. All of the Company’s assets are located in the PRC and all of the Company’s revenue is generated in the PRC.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements.”  This ASU provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-05, “Compensation – Stock Compensation” (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This ASU codifies Emerging Issues Task Force D-110. This ASU is not currently applicable to the Company.

In January 2010, the FASB issued ASU N0. 2010-01, “Equity” (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. The ASU clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505, “Equity” and ASC Topic 260, “Earnings Per Share”. This ASU is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This ASU is not currently applicable to the Company

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued ASU No. 2009-13 on ASC Topic 605, “Revenue Recognition – Multiple Deliverable Revenue Arrangement – a Consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 amended guidance related to multiple-element arrangements which required an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. Since the Company does not have multiple element arrangements, ASU No. 2009-13 is not currently applicable to the Company..

In October 2009, the FASB issued ASU No. 2009-14 on ASC Topic 985, “Certain Revenue Arrangements That Include Software Elements.” ASU No. 2009-14 amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above. The Company does not have revenue arrangements, including software elements, therefore, ASU No. 2009-14 is not applicable to the Company.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU No. 2010-13 provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU No. 2010-13 should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. The amendments in ASU No. 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. This standard will be adopted by the Company effective January 1, 2011.  This ASU is not currently applicable to the Company.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following table presents the consolidated results of operations of the Company for the three months ended September 30, 2010 as compared to the results of operations for the three months ended September 30, 2009.

	For the three months ended September 30, 2010		For the three months ended September 30, 2009
	$	% of Sales	$	% of Sales
Net Revenue	1,153,249		1,036,788
Cost of Goods Sold	579,610	50%	535,871	52%
Gross Profit	573,639	50%	500,917	48%
Operating Expenses	134,009	12%	116,045	11%
Income from Operations	439,630	38%	384,872	37%
Other Income, net	209	0%	1,793	0%
Income tax expense	101,375	9%	77,300	7%
Net Income	338,464	29%	309,365	30%

NET REVENUE

Net revenue for the three months ended September 30, 2010 was $1.15 million, as compared to net revenue of $1.04 million for the comparative period of 2009, an increase of $116,461, or approximately 11%. This increase in revenue was due to the expansion of our sales force in the third quarter of 2010, as well as increased demand from our existing and new customers. For our sealant product line, new customers contributed $223,000 in revenue.  Conversely, revenue from our existing customers decreased $88,000 as a result of lost production from a production shutdown associated with high summer temperatures. For our primer product line, there was a $32,000 decrease in revenue as result of this production shutdown for the three months ended September 30, 2010 compared with the same period in 2009. The average selling price of our sealant products increased 0.38% compared to the same period in 2009, which resulted in an additional $4,000 in sales revenue. Sales for our main product, fluid sealant, increased approximately 19% and primer sales decreased approximately 30% compared with the same period of 2009.  We anticipate future revenue growth as the Chinese economy and the auto industry recovers and the PRC’s economic stimulus programs take effect.

COST OF GOODS SOLD

Cost of goods sold includes material costs, labor costs and related overhead, which are directly attributable to the manufacture and distribution of our products. For the three months ended September 30, 2010, cost of goods sold amounted to $579,610, an increase of $43,739, or approximately 8%, as compared to the same period of 2009. Cost of goods sold as a percentage of sales was approximately 50% and 52% in each of the three month periods ended September 30, 2010 and 2009, respectively. The decreased cost of goods sold as a percentage of sales in 2010 was due to a 4.95% decrease in the average cost of our sealant product line, compared to the same period of 2009. The increase in cost of goods sold was primarily due to the increased sealant sales volume, which increased the cost of goods sold by $63,000, offset by decreased raw material purchase price for our sealant line, which resulted in a decrease of $25,000 in cost of goods sold. For of primer product line, the reduced costs as a result decreased sales volume offset by an increase in the purchase price of raw material purchases, which kept the cost of goods sold unchanged from the comparable period of 2009. We believe that our cost of goods sold will remain relatively stable as we continue to benefit from improved operating efficiencies.

GROSS PROFIT

Gross profit for the three months ended September 30, 2010 was $573,639, an increase of $72,722, or approximately 15%, as compared to the same period of 2009. Our gross profit margin was 50% and 48% for the three months ended September 30, 2010 and 2009, respectively. The increase in our gross profit was mainly due to the increase in revenue described above, while the increased gross profit margin was primarily due to the decrease in the cost of goods sold as a percentage of revenue.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses, and research and development expenses, totaling $134,009 for the three months ended September 30, 2010, compared to $116,045 for the comparative period of 2009, an increase of $17,964, or 15%. The increase in operating expenses was primarily due to increased rental and administrative expense related to the recent expansion of our headquarters, and increased shipping and handling expenses, which resulted from increased sales activities.

NET INCOME

For the three months ended September 30, 2010, net income was $338,464 as compared to $309,365 for the same period of 2009, an increase of $29,099, or approximately 9%. This increase was attributable to increased sales and decreased cost of goods sold as a percentage of sales. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	For the nine months ended September 30, 2010		For the nine months ended September 30, 2009
	$	% of Sales	$	% of Sales
Net Revenue	3,515,277		2,949,861
Cost of Goods Sold	1,901,734	54%	1,563,960	53%
Gross Profit	1,613,543	46%	1,385,901	47%
Operating Expenses	436,229	13%	339,093	11%
Income from Operations	1,177,314	33%	1,046,808	35%
Other Income (expenses), net	1,872	0%	(1,137)	0%
Income tax expense	259,552	7%	209,134	7%
Net Income	919,634	26%	836,537	28%

NET REVENUE

Net revenue for the nine months ended September 30, 2010 was $3.52 million, as compared to net revenue of $2.95 million for the comparative period of 2009, an increase of $565,416, or approximately 19%. This growth in revenue was attributed primarily to the overall recovery of the Chinese economy, as well as the recovery of the auto industry through the PRC’s effective economic stimulus programs. Our main product is sealant, for which sales increased $0.54 million, or 20%, as compared to the same period of 2009. This increase was primarily due to increased demand from customers in the auto industry. The average selling price of sealant increased 0.55% compared to the same period of 2009, which resulted in $15,000 in additional sales. In addition, we strengthened our sales force and developed new customers whom contributed approximately $310,000 in sales during the nine months ended September 30, 2010. The Company currently anticipates continued growth as a result of the recovery of the auto industry and other relevant industries.

COST OF GOODS SOLD

Cost of goods sold includes material costs, labor costs, and related overhead, which are directly attributable to the manufacture and distribution of our products. For the nine months ended September 30, 2010, cost of goods sold amounted to $1,901,734, an increase of $337,774, or approximately 22% of net sales, as compared to the same period of 2009. The increase in the total cost of goods sold was directly related to increase in production and sales volume in 2010. Cost of goods sold as a percentage of sales was approximately 54% for the nine months ended September 30, 2010 and 53% for the same period of 2009. The slight increase in the cost of goods sold as a percentage of sales in 2010 was mainly due to an increase in sales volume, coupled with an increase in the purchase price for raw materials in our primer product line in the first half of 2010. Of this increase, approximately $104,000 was due to the increased purchase price for raw materials and $11,750 was due to the increase in sales volume in our primer product line. For our sealant product line, increased sales volume resulted in an increase of approximately $213,000 in the cost of goods sold, which was partially offset by a $7,000 decline in the purchase price of raw materials for this sealant product line. We believe that our cost of goods sold will remain relatively stable as we continue to benefit from improved operating efficiencies.

GROSS PROFIT

Gross profit for the nine months ended September 30, 2010 was $1,613,543, an increase of $227,642, or approximately 16%, as compared to the same period of 2009. Our gross profit margin was 46% for the nine months ended September 30, 2010 and 47% for the comparative period of 2009. The increase in our gross profit was mainly due to the increase in our revenue period to period, while the slight decrease in our gross profit margin was primarily due to the increase in our production costs, mainly the purchase price of raw materials in our primer product line.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses, and research and development expenses, totaling $436,229 for the nine months ended September 30, 2010, compared to $339,093 for the comparative period of 2009, an increase of $97,136, or 29%. The increase in operating expenses was primarily due to increased in selling expenses, which included shipping and handling expenses, as a result of increased sales and production activities, increased rental and administrative expense related to the recent expansion of our headquarters, and our ongoing investment in new product research and development.

NET INCOME

For the nine months ended September 30, 2010, net income was $919,634 as compared to $836,537 for the same period of 2009, an increase of $83,097, or approximately 10%. This increase in net income was attributable to increased efficiency of our operations through economies of scale combined with increased revenue. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, the Company had cash and cash equivalents of $364,226, other current assets of $3.62 million, and current liabilities of $852,845. Working capital was $3.13 million at September 30, 2010. The ratio of current assets to current liabilities was 4.68-to-1 as of September 30, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2010 and 2009, respectively:

	2010	2009
Cash provided by (used in):
Operating Activities	$92,402	$540,249
Investing Activities	(34,492)	(6,619)
Financing Activities	-	(227,017)

Net cash flow provided by operating activities was $92,402 for the nine months ended September 30, 2010, as compared to net cash flow provided by operating activities of $540,249 for the same period of 2009. The decrease in net cash flow provided by operating activities during the nine months ended September 30, 2010 was mainly due to an increase in accounts receivable outstanding, which resulted from increased sales, increased bills receivable and prepayments made for raw materials, but was partially offset by decreased stock levels from increased production efficiencies.

Net cash flow used in investing activities was $34,492 for the nine months ended September 30, 2010, which was for the purchase of fixed assets. While in the same period of 2009, we spent $6,619 on the purchase of fixed assets.

Net cash flow used in financing activities was $0 for the nine months ended September 30, 2010 as compared to net cash used in financing activities of $227,017 for the same period of 2009, which was due to an increased receivable from a related party.

We believe that we have sufficient cash to continue our current business through September 30, 2011 due to expected increases in sale revenue and net income from operations through the acquisition of other adhesive sealant manufacturers.  We expect to finance such expansion through bank loans, the issuance of debt or equity securities, or a combination thereof.  Failure to obtain such financing could have a material adverse effect on our business expansion.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Our standard payment term for accounts receivable is 60 days. For the nine months ended September 30, 2010, we had accounts receivable turnover of 3.89 on an estimated annualized basis, with sales outstanding of 98 days and inventory turnover of 5.36 on an estimated annualized basis. For the nine months ended September 30, 2009, we had accounts receivable turnover of 5.30 on an estimated annualized basis, with sales outstanding of 68 days and inventory turnover of 4.98 on an estimated annualized basis. The lower accounts receivable turnover and higher days outstanding in the nine months ended September 30, 2010 compared to the same period of 2009 is due to our rapid growth in sales in the third quarter which resulted higher accounts receivable outstanding at September 30, 2010. The higher inventory turnover for 2010 compared to 2009 was due to increased production efficiencies, which resulted in lower inventory on hand.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes from the disclosure provided (i) in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, and (ii) under the heading “Legal Proceedings” in Item 2.01 of the Current Report on Form 8-K, filed with the SEC on September 16, 2010, as amended.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 31, 2010, the Company accepted a subscription and offer to purchase 3,523,922 ordinary shares of the Company’s capital stock from Skyline Investors, LLC (“Skyline”), an affiliate of Maxim Group, LLC, a registered broker/dealer (“Maxim”), for an aggregate purchase price of $25,000. Prior to the consummation of this transaction, the Company had 998,275 ordinary shares issued and outstanding. As a result of the acceptance of this subscription, the Company had 4,522,197 ordinary shares issued and outstanding, with Skyline the beneficial owner of approximately 78% thereof. The Company intends to use the proceeds of this transaction for general corporate purposes and working capital.

Pursuant to the share exchange transaction, on September 10, 2010, we issued an aggregate of 10,129,725 Ordinary Shares (which are subject to a proposed 1 for 3 consolidation of the Company’s ordinary shares) and 98,885.37 preference shares (which are convertible into 9,888,537 ordinary shares of the Company immediately after the consummation of certain proposed actions, including the proposed 1 for 3 consolidation of the Company’s ordinary shares) to the GPC shareholders in exchange for 100% of the outstanding shares of GPC. Such securities were not registered under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, including Regulation S. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the offering, manner of the offering and number of securities offered. These shareholders made certain representations and warranties, including their investment intent and that they were not U.S. Persons as defined in Rule 902(k) of Regulation S as required by Section 4(2) and the rules and regulations promulgated thereunder, including Regulation S. They also agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 and Regulation S of the Securities Act. These restrictions ensure that these securities will not be immediately redistributed into the market and therefore not be part of a “public offering.” It is Action’s position that the transaction met the requirements to qualify for exemption under Section 4(2) and the rules and regulations promulgated thereunder, including Regulation S of the Securities Act.

Item 3.	Defaults Upon Senior Securities

              None.

Item 4.           (Removed and Reserved)

Item 5.           Other Information

              None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Memorandum of and Articles of Association of ORB (incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on May 15, 2008 (SEC File No. 000-52341))

4.1	Specimen Stock Certificate for Ordinary Shares

10.1
Share Exchange Agreement dated September 10, 2010 by and among Action and its controlling shareholders, and GPC and GPC’s shareholders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on September 16, 2010)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

ORB Automotive Corporation

November 22, 2010	By: /s/ Junning Ma
Name: Junning Ma
Title: President and Chief Executive Officer

ORB Automotive Corporation

November 22, 2010	By: /s/ Guangning Xu
Name: Guangning Xu
Title: Chief Financial Officer