Form 10-K
period 2010-12-31
ORB Automotive
filed 2011-04-15
CIK 1381805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________.

Commission File No. 000-52341

ORB AUTOMOTIVE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

CAYMAN ISLANDS	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Shenzhen ORB-Fortune New-Material Co., Ltd
Room O-R, Floor 23, Building A, Fortune Plaza
Shennan Road, Futian District
Shenzhen, Guangdong, People’s Republic of China 518040
(Address of Principal Executive Offices, including zip code)

011-86-(755) 8204-6828
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

On March 15, 2011, there were 17,133,992 shares of the registrant’s ordinary stock outstanding.

i

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business, which can be identified by the use of forward-looking terminology, such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative thereof or other variations thereon, or by discussions of strategy that involve risks and uncertainties.  Management wishes to caution the reader of the forward-looking statements that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee, and general business factors affecting our operations, markets, growth, services, products, licenses and other factors discussed in our other filings with the Securities and Exchange Commission ("SEC"), and that these statements are only estimates or predictions.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of risks facing us, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described in “Risk Factors” in Item 1A of this annual report.

These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. All written and oral forward looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events. Further, the information about our intentions contained in this document is a statement of our intention as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

PART I

In this Annual Report on Form 10-K, we will refer to ORB Automotive Corporation, a Cayman Islands exempted company, as "ORB," "Company," "we," "us," and "our."

Item 1.	Business.

Overview

We were incorporated as Action Acquisition Corporation on September 27, 2006 in the Cayman Islands as an exempted company. Since September 10, 2010, our principal place of business has been based in the People’s Republic of China (the “PRC” or “China”). Our name was changed to ORB Automotive Corporation as of November 3, 2010. Our headquarters are located at: c/o Shenzhen ORB-Fortune New-Material Co., Ltd., Room O-R, Floor 23, Building A, Fortune Plaza, Shennan Road, Futian District, Shenzhen, Guangdong, People’s Republic of China 518040, Telephone: 011-86-(755) 8204-6828.  We are currently a holding company, conducting our business through our operating subsidiaries, Shenzhen ORB-Fortune New-Material Co., Ltd. (“Shenzhen ORB”) and Hebei Xinhua Rubber Sealing Group Liuzhou Sealing Co., Ltd. (“Liuzhou Rubber Sealing”), each of which is a company registered in the People’s Republic of China. We are headquartered in Shenzhen, Guangdong Province, China and are engaged in the business of providing bonding solutions for a wide range of industrial applications including, shipping, construction, and electronics, with a strong presence in the Chinese automotive sector. We are currently a market leader in the windshield adhesive business in Shenzhen, China. We also produce primers and cleaners, rubber gaskets and sealants for automobile window and doors, and are in the process of developing other auto parts such as liquid coolants, bumpers, harnesses and lamps.

History

From incorporation to September 10, 2010, the business of the Company, as Action Acquisition Corporation, consisted solely of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that was seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange.

On September 10, 2010, the Company and its controlling shareholders entered into and consummated a share exchange with Grand Power Capital, Inc., a British Virgin Islands business company (“GPC”), and the GPC shareholders.

Pursuant to the terms of a Share Exchange Agreement among the parties (the “Share Exchange Agreement”), all of the issued and outstanding shares of GPC were exchanged for shares of the Company.

In addition, the following actions occurred under the terms of the Share Exchange Agreement:

•
The Company issued an aggregate of 10,129,725 ordinary shares and 98,885.37 preference shares to GPC shareholders. Upon effectiveness of the share exchange, the Company had 14,651,922 ordinary shares and 98,885.37 preference shares issued and outstanding.

•
As a condition to the closing of the share exchange, Mr. Joseph Rozelle resigned as a director of the Company, such resignation was effective on October 22, 2010, and Junning (Marco) Ma and Morgan Simpson were appointed to the board of directors of the Company, with Mr. Ma being named Chairman of the board. Mr. Ma’s appointment was effective immediately and Mr. Simpson’s appointment was effective on October 22, 2010.

•
Also as a condition to the closing of the share exchange, Mr. Karl Brenza resigned as the Chief Executive Officer of the Company, Mr. Ma was appointed Chief Executive Officer and President and Mr. Guangning Xu was appointed Vice Chief Financial Officer and Secretary.

On November 3, 2010, we completed the acquisition of 100% of the equity interest in Liuzhou Rubber Sealing from Liuzhou Rubber Sealing’s shareholders.  Pursuant to the terms of the stock purchase agreement among the parties, all of the issued and outstanding shares of Liuzhou Rubber Sealing were exchanged for 2.06 million ordinary shares of the Company.   As a result of the share exchange, Liuzhou Rubber Sealing became a wholly owned subsidiary of the Company.

As of November 3, 2010, we effected a one-for-three consolidation of our issued and outstanding ordinary shares and increased the amount of our authorized ordinary shares from 39,062,500 shares to 100,000,000 shares.  The preference shares issued in connection with the share exchange were automatically converted into 9,888,537 ordinary shares upon effectiveness of the share consolidation.

As a result of the consummation of the share exchange, the consummation of the acquisition of Liuzhou Rubber Sealing and the one-for-three share consolidation, as of November 3, 2010, we had 17,133,992 ordinary shares and no preference shares issued and outstanding.

Business

We are a holding company, conducting our business through our operating subsidiaries, Shenzhen ORB and Liuzhou Rubber Sealing.  We are headquartered in Shenzhen, Guangdong Province, China and have manufacturing facilities and sales offices in a number of strategic locations in China.

Shenzhen ORB

Shenzhen ORB was founded in 2005 as a limited liability company primarily engaged in the development, manufacture and sale of high-performance adhesives and sealants. Additionally, Shenzhen ORB manufactures and distributes a line of primers and cleaners geared to the automotive industry. In 2008, Shenzhen ORB deemed it more cost-effective to outsource the manufacture of its adhesive and sealant products to three original equipment manufacturing (“OEM”) factories, concentrating its in-house efforts on research and development of new products, production of primers and cleaners, and the marketing and distribution of its current and future products. These OEM factories utilize equipment, processes and raw materials approved by Shenzhen ORB to manufacture products that bear the trademarked “ORB” name.  Shenzhen ORB provides glass bonding solutions to a wide range of industries, including automobile, ships and boats, construction, and electronics, but currently focuses on the automobile windshield area.

According to the China Association of Automobile Manufacturers, Shenzhen ORB’s major customer Shanghai General Motors Wuling, and its affiliate Shanghai General Motors Wuling Qingdao Branch Company (collectively, “GM-Wuling”) has ranked first among domestic auto single-brand enterprises for four consecutive years. GM-Wuling purchases nearly 60% of its total windshield adhesive products from the Company, which makes the Company GM-Wuling’s largest supplier in windshield adhesive by volume. Other suppliers of windshield adhesive to GM-Wuling are Dow Chemical and Henkel, which share the remaining 40%. We also supply our adhesive products to China’s other top 10 passenger car manufacturers as set forth in the table below, which account for 57% of the Chinese passenger car market.

Sales of China’s top 10 Passenger Car Manufacturers
in 2010*

Rank	Automaker	(in thousands)%
1	SGMW	1135.6	8.31
2	Shanghai GM	1012.1	7.40
3	Shanghai VW	1001.4	7.32
4	FAW-VW	870	6.36
5	Chongqing Chang’an	710	5.19
6	Beijing Hyundai	703.0	5.14
7	Chery	674.8	4.94
8	Dongfeng Nissan	661.0	4.83
9	BYD	519.8	3.80
10	FAW-Toyota	505.9	3.70
Total		7793.6	57.0

*	Source: by Sales of China’s Top 10 Passenger Car Manufacturers in 2010, as published on January 19, 2011, by http://www.caam.org.cn/zhengche/20110119/1105051445.html

Based on the above information and the judgment of management, the Company believes that Shenzhen ORB is a market leader in China’s windshield adhesive business in Shenzhen, China. It is also in the process of developing other auto parts such as liquid coolants, bumpers, harnesses and lamps.

Liuzhou Rubber Sealing

Founded in November 2006, Liuzhou Rubber Sealing, a PRC limited liability company develops and manufactures rubber gaskets and sealants for automobile windows and doors.  Its facilities are located in Liuzhou and cover an area of 23,000 square meters including s production area of 12,000 square meters, with an annual production capacity of 30 million meters. Additionally, to enlarge the production and improve the quality of products, Liuzhou Rubber Sealing has continually introduced advanced technology and equipment. It utilizes 3-D software for mold drawing designs and analysis software for simulation analysis in order to test product performance. Liuzhou Rubber Sealing has passed ISO/TS 16949:2002 Automobile Industry Quality Management System Certification.
With the fast development of the automobile industry in China, there is an increasing demand for auto parts including rubber gaskets and sealants. Liuzhou Rubber Sealing’s main customer is GM-Wuling, which accounts for appropriately 97% of Liuzhou Rubber Sealing’s sales and makes it GM-Wuling’s largest supplier in rubber gaskets by volume. In order to reduce its customer concentration risk, Liuzhou Rubber Sealing is in the process of taking action to increase its sales to other auto makers, such as, BYD Auto and the Beijing Automotive Industry Holding Co., Ltd. (“BAIHC”).

In order to reduce our customer concentration risk, we are in the process of taking action to increase our sales to other auto makers, such as, BYD Auto and BAIHC.

Products

Shenzhen ORB

Shenzhen ORB’s products include adhesives, both polyurethane and structural, polyurethane sealants, primers, and cleaners.

Polyurethane Adhesive and Sealants

Polyurethane adhesives are used for bonding steel panels and glass, metal, bricks, wood, and ceramic. Polyurethane sealants are less strong than adhesives and are used to seal cracks and fill spaces. We have developed several varieties of adhesives and sealants, including:

•	P101, a high-strength structural adhesive;

•	P101FC, a fast-cure high-strength structural adhesive;

•	P101 Extra, an ultrahigh-strength structural adhesive;

•	P102, a high-strength structural adhesive;

•	P102 PV, a high-strength, custom structural adhesive used for vehicles;

•	P103, a high performance sealant; and

•	P104, a high performance sealant.

Our basic polyurethane products are distributed in retail auto parts stores throughout China and marketed for windshield replacement by the end user or owner. Additionally, customized formulations of our polyurethane sealant products are made and distributed on a wholesale basis as well as directly to auto manufacturers.

SY Series Structural Adhesives

Our SY series of structural adhesives are high strength, tough, anti-corrosive adhesives that are specifically geared for use in a variety of applications and are distributed to auto manufacturers. We currently produce and market five types of SY series structural adhesives:

•	SY-231, a spot welding adhesive;

•	SY-241, a hemming adhesive;

•	SY-221, a damping adhesive;

•	SY-D-1, a sealing adhesive; and

•	SY-261, an acupressure adhesive.

Primers

Our primers are designed to be applied on steel and glass surfaces to strengthen the bonding effects when adhesive sealants, like ours, are used on these materials. We have developed, and currently market, three types of primers:

•	PR162, a general purpose primer;

•	PR163A, a quick-dry colorless primer; and

•	PR163B, a quick-dry black primer.

Cleaners

Our cleaners have been developed to clean steel, glass and metal surfaces, in an effort to effectively prepare them to accept our primers and adhesive sealants. We have developed, and currently market, three different types of cleaners:

•	CL140, an organic solvent-based cleaner capable of removing dust and grease on the base material and intensifying the adhesion of the sealant;

•
CL141, an organic solvent general-purpose cleaner containing active substances to intensify the adhesion of the sealant, which is primarily applied to aluminum, steel, glass, porcelain, and glass-porcelain composite, and is unsuitable for porous materials; and

•
CL143, an organic solvent quick-dry cleaner containing active substances to intensify the adhesion of the sealant, which is primarily applied to aluminum, steel, glass, porcelain, and glass-porcelain composite, and is unsuitable for porous materials.

Coolants

In 2010, we commenced production of our own line of liquid coolants for the automotive business. Testing of our first product in this line began in the third quarter and we began manufacturing and selling this product in the fourth quarter of 2010. Our liquid coolant is designed to keep an automobile’s radiator fluid from freezing when it is cold and overheating on hot days, by either lowering the freezing point or raising the boiling point of radiator fluids. This product also plays a role in antisepsis and scale prevention for year-round use. This product is being produced in a new manufacturing facility we have established in Liuzhou.

Auto-Plastic-Injection Products

We intend to continue the expansion of our current operations by building a new manufacturing plant in Liuzhou, Guangxi Province in 2011 for the manufacturing and distribution of auto-plastic-injection products, including bumpers, instrument panels and lamp housings.  We anticipate that this product line will successfully complement our existing auto parts production offerings and expand our customer base.  We have identified a site for the building of this facility and intend to purchase the machinery, equipment and other materials that are necessary to the operation of this plant in early 2011.  We currently anticipate that the production capacity of the plant will be 500,000 units per year.

Liuzhou Rubber Sealing

Liuzhou Rubber Sealing manufactures and distributes rubber gaskets and sealants geared to the automotive industry. Leak avoidance is the chief criteria of the quality of these rubber gaskets and sealants, which are applied to various areas of automobiles, such as, front and rear windshields, doors, windows, engine shields, baggage covers, and engine compartments. Our products are designed to make automobiles waterproof, dustproof and soundproof, and to reduce vibration. Generally, our products have excellent weather resistance, ozone resistance, anti-aging and anti-oxidation properties. Our products are classified into different types based on the part of the car body where they are used.

Sealing strips for car skylight

These sealing strips are designed to be applied around the skylight to prevent water leakage and reduce noise.

Rubber gaskets associated with the doors and windows of car:

These gaskets include a variety of different types of sealants:

Rubber gaskets associated with the doors and windows of car:

They includes below different types of sealing strips:

•	sealing strips for doors and windows;

•	sealing strips for door decorations;

•	sealing strips for door-around;

•	sealing strips for waterproofing on car doors; and

•	sealing strips for windshield decorations outdoor.

The sealing strips for windows lay in the lower part of the door window frame and are usually made of solid compound or solid compound mixed with a metal carrier. The sealing strips for door frame are composed of solid rubber and sponge compound bulb. The function of metal carrier contained in the solid compound is to fix the shape of the product. The flexibility of the sponge bulb ensures the seal effect of the door when it is closed. There is typically a decorative lip in between, for aesthetic purposes. Sealing strips for doors are used to enhance the seal effect between the door and the car body.

Sealing strips for baggage coverage

These strips are designed to be installed on the body flange of the automobile and are composed of solid compound and sponge bulb, which ensures the seal effect for the back lid.

Sealing strips for windshields

These strips are to be installed between the front and rear windows and their frames. The strips are shaped by single compound extrusion, and then jointed by corners.

Sealing strips for elevator glass sliding chute in doors

These strips are designed to be installed in the window frame. Flocking on different directions of the lips of the window decreases the friction between the glass and the sealing when the window glass is elevating or descending, while reducing noise.

Manufacturing

Shenzhen ORB

OEM Manufacturing

Beginning in 2008, Shenzhen ORB determined that it was more cost effective to outsource the manufacturing of some of our products to several OEM factories. In general, an original equipment manufacturer, or OEM, manufactures products that are purchased by one or more companies and retailed under the purchaser’s brand name. This type of arrangement is fairly typical in China. Many large industrial OEMs manufacture products for more than one purchaser. This allows the OEM to efficiently and cost effectively manage the facilities, personnel and raw materials used in production, thereby lowering the overall cost to the purchaser. These savings can then be passed on to the purchaser’s clients.

We have developed all of the technology that goes into our outsourced products and, with respect to our sealants, hold an exclusive license on the patent. Before engaging any OEM, we fully research the business and manufacturing facility and enter into a Non-Disclosure Agreement that protects our patent, processes and trade secrets. On an ongoing basis, we periodically inspect the facilities and products from a quality assurance perspective to ensure that those products that go out to the retail and wholesale markets under the “ORB” name meet the standards that our customers want and demand. Additionally, the OEM facilities we are in business with meet the certification requirements of ISO/TS16949:2002 of the International Quality System and certified by the QMI International Certification Company. ISO/TS 16949:2002 is a “Technical Specification” set forth by the International Organization for Standardization (“ISO”) that, in conjunction with ISO 9001:2000, defines the quality management system requirements for the design and development, production, installation and servicing of automotive-related products. It is applicable to sites of the organization where customer-specified parts, for production and/or service, are manufactured and is applied throughout the automotive supply chain.

Currently, we use three OEMs for the production of our adhesives and sealants. They are Sanyou (Tianjin) Macromolecuar Technology Co., Ltd. (“Sanyou”), Dongguan Pusaida Seal Adhesive Co., Ltd (“Pusaida”) and Shanghai Arhys Donntal Chemicals Co., Ltd (“Donntal”). We provide each OEM under one or more purchase orders from time to time. As these purchase orders are fulfilled, the OEM sends us an invoice for the finished goods. We generally purchase products from our OEMs on an “as needed” basis. During the year ended December 31, 2010, our purchases from Pusaida, Donntal and Sanyou, accounted for 33.73%, 22.41% and 10.16% of our purchases, respectively. Comparatively, during 2009, our purchases from Pusaida, Donntal and Sanyou accounted for 61.63%, 14.99% and 10.13% of our total purchases, respectively. If these OEMs were lost, it is unlikely that Shenzhen ORB would be able to meet its ongoing production and delivery schedules, at least in the near term.

In-House Manufacturing

Shenzhen ORB currently manufactures our primers and cleaners in our own manufacturing facility in Shenzhen and anticipate manufacturing our coolants in a new facility we have built out in Liuzhou. These manufacturing processes are not labor intensive and we believe that we have sufficient capacity to keep costs down and produce these products at our facilities. Like our OEMs, Shenzhen ORB meets the certification requirements of ISO/TS16949:2002 of the International Quality System and certified by the QMI International Certification Company. In March 2007, Shenzhen ORB passed the most recent evaluation to which it was subject.

Manufacturing Plans

As we continue to grow and expand our business, we will continue to assess the strategic benefits associated with outsourcing some of our manufacturing. We may determine that it is beneficial to our overall business to either reduce our reliance on one or more OEM or to resume manufacturing operations for some or all of our adhesive and sealant products.

Liuzhou Rubber Sealing

In-House Manufacturing

Liuzhou Rubber Sealing manufactures all of its products and production equipment, including 3 sets of rubber mixing equipment, 4 composite production lines, 2 monomer rubber extrusion production lines, 36 sets of sealing connecting molding machines, 2 PVC production lines and 1 set of semi-automatic assembly equipment. In addition to this production equipment, Liuzhou Rubber Sealing also utilizes testing equipment, such as an aging tester, mooney rheometer, vertical projector, universal tensile testing machine, and friction testing machine, to ensure the quality of its products and manufacturing process.

Liuzhou Rubber Sealing meets the certification requirements of ISO/TS16949:2002 of the International Quality System and is certified by the SGS Certification Company.

Products are mainly composed of ethylene propylene diene monomer (EPDM), paraffin oil, soot, light calcium carbonate and other additives, of which EPDM accounts for approximately 35%, paraffin oil approximately 18%, soot approximately 15%, and light calcium carbonate approximately 10%. With EPDM as the main raw material, the rubber gaskets are durable and convenient to install, and may provide an appealing decorative effect.

The rubber gasket production process has three stages:  (i) mixed compound, (ii) rubber extrusion and vulcanization, and (iii) cut and joint.

•	Mixed compound

In this stage, the raw material, such as EPDM, paraffin oil, soot, and light calcium carbonate, are weighed according to the material formulation and then the materials are mixed and heated. During the mixing process, we control the temperature, pressure, and time through an extremely strict procedure to ensure the quality of products. From this stage, a granular mixed compound or ribbon mixed compound is prepared.

•	Rubber extrusion and vulcanization

In this stage, the mixed compound from the first stage and framework materials are extruded together through an extruding machine and then vulcanized at a high temperature. In the process of extrusion, we conduct simulation of the flow state of rubber melt through computer software and adopt digitizing die technology, which can improve the die quality and shorten the design and manufacturing cycle time. In this vulcanization process, we generally heat the raw materials by microwave combined with hot air. Also, the temperature, speed, and pressure in the production line are controlled by our computer systems. As such, we may ensure the ideal vulcanization conditions and the quality of extrusion. Some rubber gaskets may require flocking on the surface, spray or additive of adhesive sticker in the clamped position, depending on where it is installed. All these procedures can be completed on-site through our specific facilities.

•	Cut and joint

This is the post processing stage. In this stage, we have the rubber cut and molded in different dimensions according to client’s specific requirements. To ensure the precise shape, we usually utilize injection molding vulcanization. As our technology and equipment improves our post processing is becoming increasingly modularized.

Liuzhou Rubber Sealing generally purchases products from its material suppliers on an “as needed” basis. During the year ended December 31, 2010, our purchases from Shanghai Weizite, Yurong Auto Parts, Yongdong Chemical, and Ganghai accounted for 26.46%, 19.35%, 12.42% and 12.26% of our purchases, respectively. Comparatively, during 2009, our purchases are mainly from Shanghai Weizite, Huaxi, Beijing Aidier and Yongdong Chemical, which accounted for 23%, 18%, 16% and 13% of our total purchases, respectively. For important materials, like EPDM, paraffin oil, and soot etc., we generally have at least two suppliers, so that if one supplier cannot meet our material demands another supplier is available to do so. By using this system, the risk of supply chain disruption during the production can be reduced to a minimum level.

Customers

Shenzhen ORB

Shenzhen ORB operates in a highly concentrated market. One primary customer, Shanghai General Motors Wuling, and its affiliate Shanghai General Motors Wuling Qingdao Branch Company (collectively, “GM-Wuling”) accounted for approximately 64% and 78% of sales for the years ended December 31, 2010 and 2009, respectively. Accounts receivable from this customer amounted to $1.6 million as of December 31, 2010. As with all of our customers, we periodically enter into a standard form of purchase order with GM-Wuling that provides for the periodic purchase of our various products. This is a typical method of working with customers in the Chinese auto parts market. We have a long standing relationship with GM-Wuling that we believe will continue to grow as we grow and expand. However, if this customer was lost, it is unlikely that Shenzhen ORB would be able to replace the lost revenue, at least in the near term. The successful implementation of our growth and expansion strategy will be an important element in reducing this concentration and diversifying our business.

Liuzhou Rubber Sealing

Liuzhou Rubber Sealing also operates in a highly concentrated market. Its primary customer GM-Wuling accounted for 97.11% and 96.42% of sales for the years ended December 31, 2010 and 2009, respectively. Accounts receivable from this client amounted to approximately $91,000 as of December 31, 2010. Additionally, Liuzhou Rubber Sealing is developing varied rubber gaskets based on the specific requirements from auto makers such as GM-Wuling, BAIHC (Zhuzhou), and BYD etc. It also entered into a development agreement on two sedans products with Dongfeng Liuzhou Motor Co., Ltd. Taking this opportunity, we will continue to maintain the long-term stable relationship with GM-Wuling as we grow and expand. To lower the risk of concentration, we are also making strategy in enlarging our customer base and winning the orders from other automobile producers.

Competition and Markets

The adhesive, sealant and auto parts markets in China are very competitive.

Shenzhen ORB

Shenzhen ORB competes with other companies on the basis of quality and price of its products, as well as customer service. There are approximately 10 major competitors in this market trying to sell similar products that Shenzhen ORB sells to the same concentrated group of customers. Shenzhen ORB’s primary competitors include multi-national companies, like Dow, Henkel, Yokohama, EMS-Togo, Sika, Bostik, and Sunstar. Shenzhen ORB also faces competition from local Chinese competitors, such as Shandong Norinc Sealant Company, Zibo Hiteman Chemical Co., Ltd., and other small glass bonding solution providers.

Shenzhen ORB’s multi-national competitors have greater financial resources, larger staff, and brand name recognition than it has in both the Chinese and international markets. However, in comparison to local suppliers, we believe that Shenzhen ORB has a competitive advantage as a result of lower logistic and production costs and responsive customer service provided by its sales and service network. With respect to our outsourced products, the OEMs are strategically located in three locations covering northern, southern and eastern China in order to cut down on transportation costs and to provide our customers with timely delivery of goods. With respect to the products that we manufacture ourselves, we are able to control costs associated with production, including wages and salaries and storage costs (since we tend to keep little excess inventory on hand) that we pass along to our customers.

In addition, we believe that Shenzhen ORB’s products compare favorably in terms of quality to its multi-national competitors and it will be able to secure a sizeable share of the Chinese domestic market as potential customers realize the cost advantages that Shenzhen ORB has related to its location in China – costs that Shenzhen ORB passes on to its customers, such as lower labor, transportation and research and development costs, as well as the absence of import duties to which some of its competitors are subject.  In addition, we believe that some Chinese automakers may prefer to work with a Chinese domestic brand.

Liuzhou Rubber Sealing

Liuzhou Rubber Sealing competes with other companies on the basis of quality and price of its products, as well as its efficient customer service. There are approximately 4 major competitors in this market trying to sell similar products that Liuzhou Rubber Sealing sells to the same concentrated group of customers. Liuzhou Rubber Sealing faces competition primarily from local Chinese competitors, including Anhui Zhongding Sealing Parts Co., Ltd., Guizhou Guihang Automotive Components Co., Ltd., Chongqing Jiaxuan Automobiles Sealing Co., Ltd. and other small sealing parts providers. Currently, Liuzhou Rubber Sealing does not compete with multinational companies for this business.

To enhance the competition power and maintain stable relationships with current customers, Liuzhou Rubber Sealing completes synchronous design with N109 of SGMW. Liuzhou Rubber Sealing is synchronously developing products of Wuling GP50 and two models of BAIHC. Additionally, Liuzhou Rubber Sealing provides analysis of cross-section structure for ESAI-SEAL product to our customers, including simulating the deforming situation under stress, making pre-analysis to insure the best cross-section and providing support to the simultaneous development of automobile rubber gaskets.

In the meantime, Liuzhou Rubber Sealing also concentrated on researching and developing new products to satisfy different requirements from customers. As a result, Liuzhou Rubber Sealing enhanced its research and development capability drastically during this process. Liuzhou Rubber Sealing is responsible for the technology innovation project of Environmental-Friendly Rubber Gasket for Vehicle Door & Window, which is granted from the Science and Technology Bureau of Guangxi Zhuang Autonomous Region. As a support to small and medium size technology companies on technology innovation, the local government shall provide certain subsidy for this project. This project is expected to be completed in June 2011. In 2010, Liuzhou Rubber Sealing had approximately $110,231 in research and development expenditures.

According to the international general computing method of rubber gasket which being used with automobile, the average amount required for a car is approximately 40 meters. In 2010, the total output of automobiles in China was 18.26 million units, so the consumption of rubber gasket exceeds 700 million meters. In addition, the automobile service and maintenance market will be able to consume more than 100 million meters, the total demand of rubber gasket in automobile market shall exceed 800 million meters. In 2011, we believe the consumption of rubber gaskets will surge to a new record based on the good trend of auto markets.

In addition to above, we are always prepared to a quick-response service for our customers. As we continuously improve the quality of products and provide varied kinds of products by putting more resources into R&D, we will be able to secure a sizeable share of the domestic market and enter the new market as well. We believe that some Chinese automakers may prefer to work with us based on our sincerity and creativity.

Our Expansion and Growth Strategy

Our goal is to position ourself as a diversified developer, manufacture, producer and supplier in the auto part industry in China, supplying not only adhesives - both polyurethane and structural, sealants – both polyurethane and rubber, primers, cleaners and rubber gaskets, but also liquid coolant, bumpers, wire harnesses, and lamp products, to all the major automakers in China. In order to meet this long-term objective, we plan to implement several growth and expansion strategies over the next three years, as discussed in more detail below.

First, we want to expand sales to existing customers and enlarge our customer base in our existing product lines. We plan to provide high quality products and services to our existing customer base and strategically market our existing product line to new customers to meet their future demands. Through high quality and high performing products, we expect to increase our brand recognition, which we believe will create ongoing loyalty with our existing customers and assist us in obtaining new customers. We also intend to enlarge our customer base by establishing business relationships with more auto parts purchasers in strategic locations in China.

In order to achieve this organic growth in our client base, we intend to target our marketing to both top- and second-tier automakers, while increasing sales to our existing customers. In order for our products to be purchased by top automakers, we need to continue to increase the promotion and reputation of our brand and cooperate with other auto parts suppliers through OEM branding (i.e., permitting, on terms acceptable to us, our customers to market our products under their brand name).

Second, we plan to develop new product offerings for the auto parts market. We anticipate expanding our business in the development and distribution of complementary auto arts products, including, but not limited to, liquid coolants, harnesses, lamps and bumpers, by investing increasing human resources and promotion efforts in this sector. We believe that the diversification and expansion of our product offerings will permit us to grow at a faster pace. As discussed above, to date we are in the development stage of production of a liquid coolant line of products  and have identified a site for the building of a manufacturing plant devoted to auto-plastic-injection products, including bumpers, instrument panels and lamp housings.  We are continuing to explore other opportunities that may effectively complement and expand our business in this phase of our strategic plan.

Finally, we intend to implement a horizontal industry integration strategy. Except for our multi-national customers, local bonding solution providers are medium and small-size producers of single-line products. We believe that, with our established market position and long-term customer relationships, horizontal industry integration will strengthen our capacity and distribution networks, thereby, assisting us in providing superior service to these medium and small-size producers and strengthening our position in the Chinese market.

Through 2011, we plan to identify and, if appropriate, acquire adhesive and sealant manufacturers to increase our production capacity and achieve economies of scale, in order to increase our revenue and profits.  We have preliminarily identified several other possible acquisition targets that we believe will complement and enhance our core business throughout China and are conducting initial due diligence on these businesses. We expect that strategic acquisitions will escalate our emergence as a leader in the Chinese auto parts industry. In addition, because there are many small size auto part suppliers in the Chinese market, we expect there will be further integration of the market in the coming three to five years along with the same integration trend that has occurred in the automotive manufacture market. We expect that, by taking advantage of our long-term relationship with these auto makers and local governments, we can position ourself to emerge as a leader in the integration process.

Our ability to implement the foregoing growth strategies are subject to numerous risks and uncertainties, including, but not limited to:

•	the continued health of the Chinese economy;

•	our ability to raise capital and financing in the future;

•	disruptions in the credit markets which may affect us or our customers and supplies;

•	our ability to attract and retain qualified management and technical personnel;

•	the success of research and development activities;

•	our ability to maintain and grow our bottom line;

•	the ability of the prospective target to reconcile its financial books and records with generally accepted accounting principles of the United States of America (“US GAAP”).

•	the loss of certain supplier or customer relationships; and

•	our success in acquiring and integrating acquisitions potential targets.

Government Regulation

Our business is subject to regulation by governmental agencies in the PRC. Business and company registrations are certified on a regular basis and must be in compliance with the laws and regulations of the PRC and provincial and local governments and industry agencies, which are controlled and monitored through the issuance of licenses and certificates.

Shenzhen ORB has received a business license from the Market Supervision Administration of Shenzhen Municipality, the local counterpart of the State Administration for Industry and Commerce. The registration number for our license is 440301503375833, and it is valid from April 15, 2005 through May 24, 2030. Once the term has expired, the license is renewable.  Liuzhou Rubber Sealing has obtained its business license from the Market Supervision Administration of Liujiang County, the local counterpart of the State Administration for Industry and Commerce. The registration number for our license is 450221000002047(1-1), and it is valid from November 21, 2006 through December 31, 2056. Once the term has expired, the license is renewable. These business licenses enable us to conduct our business as we currently operate.

Since 2009, the PRC government has implemented several initiatives to increase automobile consumption, which we expect will positively impact our business. On January 1, 2009, the PRC announced fuel tax reform decreasing the gasoline and diesel taxes and eliminating six categories of tolls for road maintenance and management, making driving less expensive for PRC residents whose income may be limited. In addition, the PRC reduced the sales tax on small emission cars by 50% and is providing a 3,000 RMB rebate to purchasers of low-emission cars. The PRC government is also providing a subsidy through the end of 2010 to Chinese rural farmers and residents purchasing fuel efficient vans and has banned motorcycle in certain coastal cities, which will cause some drivers to shift their vehicle of choice from motorcycles to fuel efficient cars.

Intellectual Property

Shenzhen ORB

Shenzhen ORB has exclusive rights to a National Invention Patent for its polyurethane adhesive sealant technology. The patent was issued by the PRC’s State Intellectual Property Office to our Chief Executive Officer, Mr. Ma, under Patent No. ZL98119666.7 on November 21, 2001 and expires on November 20, 2021. Mr. Ma has granted Shenzhen ORB an exclusive license to use the patent for the full term of the patent.

Additionally, the name “ORB” has been trademarked in China.

Shenzhen ORB spent approximately $89,766 and $111,889 in research and development expenditures for the years ended December 31, 2009 and 2008, respectively.

Liuzhou Rubber Sealing

In 2009, Liuzhou Rubber Sealing applied for a patent from the State Intellectual Property Office of P.R.C.  for its rubber sealing on-line spray technology, with application No. 200910308467.1. Preliminary examination has been completed and the final substantive examination is in process.

Furthermore, Liuzhou Rubber Sealing established a research and development (R&D) system in order to ensure compliance with quality standards, to increase the functionality of the products,  and otherwise to secure the quality, cost, delivery and services in order to meet the clients specifications and expectations. Since the establishment of this R&D system, we have developed a circular water atomization cooling machine, which ensures a coating spray temperature between 90 degrees and 110 degrees. By modifying the compound formula, the adhesion between the gasket surface and the coating is improved so that the coating is connected and formed directly upon spraying the rubber gasket. We believe that this R&D system is beneficial to our overall business.

Liuzhou Rubber Sealing had approximately $3,170 and $110,231 in research and development expenditures for the years ended December 31, 2009 and 2010, respectively.

Environmental Compliance

Shenzhen ORB

Shenzhen ORB is regulated by the Shanghai Center of Toxic Chemicals Information & Consultation and has been certified as compliant with all environmental standards for handling of toxic and hazardous substances. Currently, our cost associated with environmental compliance is $0 for several reasons. With respect to the production we outsource, the OEMs are responsible for complying for all environmental rules and regulations (including the cost thereof) and we routinely ensure that they remain compliant. With respect to the products we manufacture in-house, we have developed a contained manufacturing process that ensures that there is virtually no waste. However, as we expand our business we expect to incur additional costs in the future as we expand our operations in the future and manufacture more products in-house.  In addition, we believe that such costs will rise if Chinese environmental regulations become increasingly stringent in the future.  The cost of such ongoing environmental compliance and additional regulation may adversely affect the Company’s financial results. We intend to take appropriate steps to ensure that we remain compliant with all environmental regulations for our existing and future activities.

Liuzhou Rubber Sealing

Liuzhou Rubber Sealing is regulated by the Liuzhou Environmental Protection Agency and has been certified as compliant with all environment standards and requirements for disposal of waste, toxic and hazardous substances. Currently, our direct costs associated with environmental compliance were $3,818  in 2010 for handling waste water, exhaust gas, noise and scrap materials. The scrap materials are recycled by recycling companies.

In addition, we adopted environmental friendly water-based coating material for spraying, with which times for abrasion-resistant achieves 50,000 times above, complying with environmental protection requirements indicators. In the rubber extrusion production line, we adopted microwave curing production technology, which provides advanced environment-protection than other currently available technology.

In our sealing extrusion processes, we are planning to replace the EPDM material with TPE material, which, unlike EPDM, can be recycled to be used again.

The cost of ongoing environmental compliance and additional regulation will likely adversely influence the financial results of the Company if Liuzhou Rubber Sealing would be found not to be in compliance with such current laws and regulations. We intend to make every effort to maintain the compliance and take strict measures to prevent such incident from happening.

Employees

As of December 31, 2010, we had 318 employees, all employed on a full time basis, providing administrative, technical and marketing expertise. A total of 18 employees work in our headquarters and Shenzhen ORB’s R&D center; 280 employees, including 45 engineers and technicians, work in Liuzhou Rubber Sealing’s manufacturing facility, and the remainder cover the following regional territories:

Number of Employees	Territory
6	Liuzhou
5	Southwest China
3	Northeast China
3	Southeast China
3	North China

Item 1A.	Risk Factors.

Our business and an investment in our securities are subject to a variety of risks. You should carefully consider the risks described below before making any investment decision. The following risk factors describe the most significant events, facts or circumstances that we believe could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan, and the market price for our securities. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Risks Related to Our Business

The global economic crisis could further impair the automotive industry thereby limiting demand for our products and affecting the overall availability and cost of external financing for our operations.

The continuation or intensification of the recent global economic crisis and turmoil in the global financial markets may adversely impact our business, the businesses of our customers and our potential sources of capital financing. Our products are primarily sold to automakers. The recent global economic crisis was particularly difficult on the automotive industry. Although recent economic stimulus measures and other actions taken by the Chinese government have positively impacted the overall Chinese economy, as well as the Chinese automotive industry, there is no guarantee that these stimulus measures will continue to produce results. Since virtually all of our sales are made to auto industry participants, our sales and business operations are dependent on the financial health of the automotive industry and could suffer if our customers experience a downturn in their business. In addition, the lack of availability of credit could lead to a further weakening of the Chinese and global economies and make capital financing of our operations more expensive for us or impossible altogether. Presently, it is unclear what the long term effects of the economic stimulus measures and other actions taken by the Chinese government and other governments throughout the world will be in mitigating the damage caused by the crisis to the automotive industry and other industries that affect our business. Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could have negative consequences for the automotive industry and result in lower sales, price reductions in our products and declining profit margins. The economic situation also could harm our current or future lenders or customers, causing them to fail to meet their obligations to us. No assurances can be given that the effects of the ongoing global economic crisis will not damage our business, financial condition and results of operations.

A contraction in automotive sales and production could have a material adverse affect on our results of operations and liquidity and on the viability of our supply base.

Automotive sales and production are highly cyclical and depend, among other things, on general economic conditions and consumer spending and preferences (which can be affected by a number of issues including fuel costs and the availability of consumer financing). As the volume of automotive production fluctuates, the demand for our products also fluctuates. Global automotive sales and production deteriorated substantially in the second half of 2008 and, while China’s automotive sales and production experienced growth in 2008 and throughout 2009 and the beginning of 2010, the rate of growth was down from previous years. A contraction in automotive sales and production could harm our results of operations and liquidity. In addition, our suppliers would be negatively impacted by a contraction of the industry, negatively impacting their business, financial condition and results of operations, further pressuring our bottom line.

In order to successfully implement our planned expansion and growth initiatives, we will require additional capital. If we are unable to obtain additional capital on satisfactory terms, we may be unable to proceed with our plans and we may be forced to curtail our operations.

We believe our current cash and cash flow from operations are sufficient to meet our present cash needs. However, our working capital requirements and the cash flow provided by future operating activities, if any, may vary greatly from quarter to quarter, depending on the volume of business during the period. We have identified a number of short- and long-term strategic initiatives designed to maximize our market presence and growth as an industry leader, including:

•	expansion of sales to existing customers and enlarging our customer base in our current product lines;

•	expansion into new product lines in the automotive parts market;

•	strategic acquisition of complementary businesses to increase production capacity and achieve economies of scale.

These initiatives, as well as changed business conditions, potential expansion of facilities and manufacturing operations or other investments or acquisitions we may decide to pursue in the future, will require additional capital resources. We may seek to sell additional equity or debt securities or obtain one or more credit facilities. The sale of additional equity securities could result in significant dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Given the current global economic crisis, financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

It may be difficult to find or integrate acquisitions which could have an adverse effect on our expansion plans.

An important component of our growth strategy is to invest in or acquire companies that complement or are compatible with our current business line, such as other automotive parts manufacturers and distribution companies. We may be unable to identify suitable investment or acquisition candidates, or to make these investments or acquisitions on a commercially reasonable basis, if at all. If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction.

Integrating an acquired company is complex, distracting and time consuming, as well as a potentially expensive process. The successful integration of an acquisition would require us to:

•	integrate and retain key management, sales, research and development, and other personnel;

•	incorporate the acquired products or capabilities into our offerings both from an engineering and sales and marketing perspective;

•	coordinate research and development efforts;

•	integrate and support pre-existing supplier, distribution and customer relationships; and

•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

The geographic distance between the companies, the complexity of the technologies and operations being integrated and the disparate corporate cultures being combined may increase the difficulties of combining an acquired company. Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Management’s focus on integrating operations may distract attention from our day-to-day business activities and may disrupt key research and development, marketing or sales efforts.

With the adhesive sealant and automobile parts markets being highly competitive and many of our competitors having greater resources than we do, we may not be able to compete successfully.

The adhesive sealant and automobile parts industry is a highly competitive business. Criteria for our customers and potential customers include:

•	quality;

•	price and cost competitiveness;

•	product performance;

•	reliability and timeliness of delivery;

•	new product and technology development capability;

•	degree of global and local presence;

•	effectiveness of customer service; and

•	overall management capability.

We face competition from multi-national corporations, many of which have substantially greater revenues and financial resources than we do, as well as stronger brand names, consumer recognition, business relationships with vehicle manufacturers, and geographic presence than we have in both the Chinese and international markets. We also face competition from local Chinese companies and no assurance can be given that our potential customers will respond favorably to our product quality and brand.

Internationally, we face different market dynamics and competition. We may not be as successful as our competitors in generating revenues in international markets due to the lack of recognition of our brands, products or other factors. Developing product recognition overseas is expensive and time-consuming and our international expansion efforts may be more costly and less profitable than we expect. If we are not able to execute our business expansion in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share.

The cyclical nature of automotive production and sales could result in a reduction in automotive sales, which could adversely affect our financial liquidity.

Our product sales depend on automotive production and sales by our customers, which are highly cyclical and affected by general economic conditions and other factors, including consumer spending and preferences. They also can be affected by government policies, labor relations issues, regulatory requirements, and other factors. Any action that causes a decline in the volume of vehicles being produced will cause fluctuations in the demand for our products.

Increasing costs for manufactured components and raw materials may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products. Because it may be difficult to pass increased prices for these items on to our customers, a significant increase in the prices of our components and materials could materially increase our operating costs and adversely affect our profit margins and profitability.

Non-performance by our OEMs may adversely affect our operations by delaying delivery or causing delivery failures, which may negatively affect demand, sales and profitability.

We outsource production of all of our adhesives and sealants to a small number of OEMs. During 2010, we purchased approximately 66.30% of our adhesive and sealant products from three OEMs. We would be materially and adversely affected by the loss, or failure to perform as expected, of these OEMs. If they were lost, became insolvent or bankrupt, or failed to perform as expected, it is likely that we would experience delivery delays or failures caused by production issues or delivery of non-conforming products, at least in the short term.

We may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect our financial condition and liquidity.

We face an inherent business risk of exposure to product liability and warranty claims if our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. We have not obtained product liability insurance and therefore may be exposed to potential liability without any insurance. We cannot ensure that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in a recall of such products. We cannot ensure that the future costs associated with providing product warranties and/or bearing the cost of repair or replacement of our products will not have an adverse effect on our financial condition and liquidity.

We receive a significant portion of our revenues from one customer which may make it difficult to negotiate attractive prices for our products and exposes us to risks of substantial losses if we lose this customer or are unable to sufficiently expand out customer base to minimize the impact of this customer.

One customer, and an affiliated entity, accounted for more than 60% of our revenue for the year ended December 31, 2010 and 70% of our revenue for 2009. We have begun expanding our customer base and currently believe that going forward the impact of this existing customer will be lessened. However, dependence on one or a few customers could make it difficult to negotiate attractive prices for our products and could expose us to the risk of substantial losses if a single major customer stops purchasing our products.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our Chief Executive Officer, Mr. Ma, our Chief Technology Officer, Mr. Hai Huang, our Chief Marketing Officer, Mr. Pengcheng Zhang and our Vice Chief Financial Officer, Mr. Guangning Xu. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot ensure that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

Failure to adequately protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We rely on a combination of trade secret laws and confidentiality procedures to protect the patents, copyrights and technological know-how that comprise our intellectual property. We protect our technological know-how pursuant to non-disclosure and non-competition provisions contained in our employment agreements, and agreements with them to keep confidential all information relating to our customers, methods, business and trade secrets during and after their employment with us. Our employees are also required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes made by them during their employment are our property. We have been granted a trademark to use the name “ORB.”

We strive to strengthen and differentiate our product portfolio by developing new and innovative products and product improvements. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. Implementation and enforcement of intellectual property-related laws in China has historically been lacking due primarily to ambiguities in PRC intellectual property law. Accordingly, protection of intellectual property and proprietary rights in China may not be as effective as in the United States or other countries. Currently, our Chief Executive Officer, Mr. Ma, holds a key patent on one of our most successful products. We use this technology under the terms of an exclusive license agreement with him. Additionally, we rely on a combination of license agreements, trade secrets, and trademarks to provide protection for our intellectual property, but this protection may be inadequate. For example, future patent applications may not be approved or, if allowed, they may not be of sufficient strength or scope. As a result, third parties may use the technologies and proprietary processes that we have developed and compete with us, which could negatively affect any competitive advantage we enjoy, dilute our brand and harm our operating results. In addition, policing the unauthorized use of our proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights and given the relative unpredictability of China’s legal system and potential difficulties enforcing a court judgment in China, there is no guarantee litigation would result in an outcome favorable to us. Furthermore, any such litigation may be costly and may divert management attention away from our core business. An adverse determination in any lawsuit involving our intellectual property is likely to jeopardize our business prospects and reputation. We have no insurance coverage against litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties. All of the foregoing factors could harm our business and financial condition.

Our commercial viability depends significantly on our ability to operate without infringing the patents and other proprietary intellectual rights of third parties.

In the event that our technologies infringe or violate the patent or other proprietary intellectual rights of third parties, we may be prevented from pursuing product development, manufacturing or commercialization of our products that utilize such technologies. There may be patents or other intellectual property rights held by others of which we are unaware that contain claims that our products or operations infringe. In addition, given the complexities and uncertainties of China’s intellectual property laws, there may be patents or other intellectual property rights of which we know that we may ultimately be held to infringe, particularly if the claims are determined to be broader than we believe them to be. As a result, avoiding intellectual property infringement may be difficult.

If a third party claims that we infringe its patents or other intellectual property rights, any of the following may occur:

•	We may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s intellectual property rights;

•
A court may prohibit us from selling or licensing our product without a license from the intellectual property holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our intellectual property; and

•	We may have to redesign our product so that it does not infringe upon the intellectual property rights of others, which may not be possible or could require substantial funds or time.

In addition, employees, consultants, contractors and others may use the trade secret information of others in their work for us or disclose our trade secret information to others. Either of these events could lead to disputes over the ownership of inventions derived from that information or expose us to potential damages or other penalties. If any of these events occurs, our business will suffer and the market price of our securities will likely decline.

We are subject to environmental and safety regulations, which may increase our compliance costs and may adversely affect our results of operation.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in China. We cannot provide assurance that we have been or will be at all times in full compliance with all of these requirements, or that it will not incur material costs or liabilities in connection with these requirements. Additionally, these regulations may change in a manner that could have a material adverse effect on our business, results of operations and financial condition. The capital requirements and other expenditures that may be necessary to comply with environmental requirements could increase and become a material expense of doing business.

We will incur costs as a result of being a public company, and the requirements of being a public company may divert management’s attention from our business and adversely affect our financial results.

As a public company, we will be subject to a number of requirements, including the reporting requirements of the Exchange Act, Sarbanes-Oxley and eventually the listing standards of Nasdaq. These requirements will cause us to incur costs and might place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Sarbanes-Oxley requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we might not be able to retain our independent directors or attract new independent directors for our committees.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are a public reporting company and as such federal securities laws and regulations of the Exchange Act and the Sarbanes-Oxley Act will require that we file annual, quarterly and current reports, that we maintain effective disclosure controls and procedures and internal controls over financial reporting and that we certify the adequacy of our internal controls and procedures.  In connection with the preparation of our annual December 31, 2010 financial statements, we identified significant deficiencies in our internal controls over financial reporting.  For additional information on the correction of this immaterial error, please see Item 9A of this Annual Report.

Notwithstanding any additional expenditures and effort to improve existing controls and implement a testing program in compliance with the Sarbanes-Oxley Act, we may fail to promptly remediate the existing deficiencies, or additional deficiencies or material weaknesses in our internal controls over financial reporting could be identified in the future which, if unresolved, could cause us to conclude that our internal controls over financial reporting are not effective. Further, the existing deficiencies, if not remediated, or a future material weakness or deficiencies could result in material errors or misstatements in our annual or interim financial statements, causing investors to lose confidence in the reliability of our financial statements and cause a decline in our stock price.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our securities.

We are required to establish and maintain internal controls over financial reporting, disclosure controls, and to comply with other requirements of Sarbanes-Oxley and the rules promulgated by the SEC thereunder. Our management, including our Chief Executive Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Currently, our books and records are maintained under non-GAAP methods in the PRC and then converted to US GAAP by accounting personnel who have limited experience in maintaining books and records and preparing financial statements in US GAAP.  This may inhibit our ability to timely file our financial statements and to establish and maintain internal controls as required by Sarbanes-Oxley and the SEC. Until we obtain such expertise, we rely on the assistance of outside advisors with expertise in US GAAP accounting to assist us in our preparation of US GAAP financial statements and our compliance with SEC reporting obligations.

We will not be able to complete an acquisition of a prospective acquisition target in the PRC unless its financial statements are able to be reconciled to US GAAP in a timely manner.

Companies based in the PRC may maintain financial books and records that may need to be reconciled with US GAAP. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to US GAAP. Federal securities laws provide that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to US GAAP, and must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, US GAAP and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and limit our ability to expand our operations.

We are a holding company that depends on cash flow from our subsidiaries to meet our obligations.

After the share exchange, we became a holding company with no material assets other than the stock of our subsidiaries. Accordingly, all our operations will be conducted by our direct and indirect subsidiaries. We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by us in its operations.

All of GPC’s and Shenzhen ORB’s liabilities survived the share exchange and there may be undisclosed liabilities that could have a negative impact on our financial condition.

Before the share exchange, certain due diligence activities on the Company, GPC and Shenzhen ORB were performed. The due diligence process may not have revealed all liabilities (actual or contingent) of the Company, GPC or Shenzhen ORB that existed or which may arise in the future relating to the Company's activities before the consummation of the share exchange. Any liabilities remaining from the Company's pre-closing activities could harm our financial condition and results of operations.

Because GPC has become public by means of a share exchange, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with GPC’s becoming public through the share exchange. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our securities. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

New accounting standards could result in changes to our methods of quantifying and recording accounting transactions, and could affect our financial results and financial position.

Changes to generally accepted accounting principles in the United States arise from new and revised standards, interpretations, and other guidance issued by Financial Accounting Standards Board (“FASB”), the SEC and others. In addition, the U.S. Government may issue new or revised Cost Accounting Standards or Cost Principles. The effects of such changes may include prescribing an accounting method where none had been previously specified, prescribing a single acceptable method of accounting from among several acceptable methods that currently exist, or revoking the acceptability of a current method and replacing it with an entirely different method, among others. Such changes could result in unanticipated effects on our results of operations, financial position, and other financial measures.

Risks Related to Doing Business in China

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents and registration requirements for employee stock ownership plans or share option plans may subject our Chinese resident shareholders to personal liability and limit our ability to acquire companies in China or to inject capital into our subsidiaries in China, limit our Chinese subsidiaries' ability to distribute profits to us, or otherwise materially and adversely affect us.

The Chinese State Administration of Foreign Exchange ("SAFE") issued a public notice in October 2005, requiring Chinese residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China established for the purpose of acquiring any assets of or equity interest in companies in China and raising funds from overseas (referred to as an “offshore special purpose company”). In addition, any Chinese resident that is a shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch in the event of any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China with respect to that offshore special purpose company. To further clarify the implementation of Circular 75, the SAFE issued Circular 124 and Circular 106 on November 24, 2005 and May 29, 2007, respectively. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are Chinese residents in a timely manner. If these shareholders fail to comply, the Chinese subsidiaries are required to report to the local SAFE authorities. If the Chinese subsidiaries of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company, and the offshore parent company may be restricted in its ability to contribute additional capital into its Chinese subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under China law for evasion of foreign exchange restrictions. The failure or inability of these Chinese resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to the fines, legal sanctions and restrictions described above.

On March 28, 2007, SAFE released detailed registration procedures for employee stock ownership plans or share option plans to be established by overseas listed companies and for individual plan participants. Any failure to comply with the relevant registration procedures may affect the effectiveness of our employee stock ownership plans or share option plans and subject the plan participants, the companies offering the plans or the relevant intermediaries, as the case may be, to penalties under PRC foreign exchange regime. These penalties may subject us to fines and legal sanctions, prevent us from being able to make distributions or pay dividends, as a result of which our business operations and our ability to distribute profits to you could be materially and adversely affected.

In addition, the NDRC promulgated a rule in October 2004, or the NDRC Rule, which requires NDRC approvals for overseas investment projects made by PRC entities. The NDRC Rule also provides that approval procedures for overseas investment projects of PRC individuals must be implemented with reference to this rule. However, there exist extensive uncertainties in terms of interpretation of the NDRC Rule with respect to its application to a PRC individual’s overseas investment, and in practice, we are not aware of any precedents that a PRC individual’s overseas investment has been approved by the NDRC or challenged by the NDRC based on the absence of NDRC approval. Our current beneficial owners who are PRC individuals did not apply for NDRC approval for investment in us. We cannot predict how and to what extent this will affect our business operations or future strategy. For example, the failure of our shareholders who are PRC individuals to comply with the NDRC Rule may subject these persons or our PRC subsidiary to certain liabilities under PRC laws, which could adversely affect our business.

Chinese regulation of loans and direct investment by offshore holding companies to Chinese entities may delay or prevent us from making loans or additional capital contributions to our operating subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We may make loans or additional capital contributions to our operating subsidiaries. Any loans to our operating subsidiaries are subject to Chinese regulations. For example, loans to either of our operating subsidiaries to finance their activities cannot exceed statutory limits and must be registered with the SAFE.

We may also decide to finance our operating subsidiaries by means of capital contributions. These capital contributions must be approved by the Ministry of Commerce or its local counterpart. We cannot assure you that we will be able to obtain these government approvals on a timely basis, or if at all, with respect to future capital contributions by us to either Shenzhen ORB or Liuzhou Rubber Sealing. If we fail to receive such approvals, our ability to capitalize our Chinese operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

A return to profit repatriation controls may limit the ability to expand business and reduce the attractiveness of investing in Chinese business opportunities.

PRC law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in the PRC to other countries, and the remittance does not require prior approval by SAFE. SAFE regulations required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business in which they own for other reasons. Relevant PRC law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with PRC accounting standards and regulations. It is possible that the PRC tax authorities may require changes in the income of the company that may limit its ability to pay dividends and other distributions to shareholders. PRC law requires companies to set aside a portion of net income to fund certain reserves, which amounts are not to distributable as dividends. These rules and possible changes could restrict our operating subsidiaries from repatriating funds to us, and ultimately, the shareholders as dividends.

The economy of China has been experiencing unprecedented growth and this has resulted in some inflation.

If the Chinese government tries to control inflation by traditional means of monetary policy or returns to planned economic techniques, our business will suffer a reduction in sales growth and expansion opportunities. The rapid growth of the Chinese economy has resulted in higher levels of inflation. If the government tries to control inflation, it may have an adverse effect on the business climate and growth of private enterprise in the PRC. An economic slowdown will have an adverse effect on our sales and may increase costs. On the other hand, if inflation is allowed to proceed unchecked, our costs would likely increase, and there can be no assurance that it would be able to increase its prices to an extent that would offset the increase in its expenses.

Fluctuation in the value of the RMB may reduce the value of your investment.

The change in value of the RMB against the U.S. Dollar, Euro and other currencies is affected by, among other things, changes in China’s political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. Dollar. Under the current policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in a greater fluctuation range between RMB and the U.S. Dollar. There remains significant international pressure on China to adopt a more flexible and more market-oriented currency policy that allows a greater fluctuation in the exchange rate between the RMB and the U.S. Dollar. Accordingly, we expect that there will be increasing fluctuations in the RMB exchange rate against the U.S. Dollar in the near future. Any significant revaluation of the RMB may have a material adverse effect on the value of, and any dividends paid on, our securities in U.S. Dollar terms.

We are subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

Our business is conducted in China. Doing business outside the United States, particularly in China, subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practice in time to avoid the possibility of reduced revenues.

China's economic policies could affect our business.

Substantially all of our assets are located in China and all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China's economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations. The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

We may have difficulty establishing adequate management, legal and financial controls in China.

Historically, China has not adopted a Western style of management and financial reporting concepts and practices, as well modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

China could change its policies toward private enterprise or even nationalize or expropriate private enterprises.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, or devaluations of currency could cause a decline in the price of our securities. Nationalization or expropriation could even result in the total loss of an investment in our securities.

The nature and application of many laws of China create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our securities. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

If certain exemptions within the PRC regarding withholding taxes are removed, Shenzhen ORB may be required to deduct Chinese corporate withholding taxes from any dividends that are paid to us which will reduce the return on investment.

Under current PRC tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect to dividends paid to shareholders outside the PRC. If the foregoing exemption is eliminated, in the future we may be required to withhold such taxes which will reduce its revenues and the amount of retained earnings that may be distributed to the shareholders.

The PRC legal system has inherent uncertainties that could limit the legal protections available to you.

Most of our assets and all of our operations are in the PRC. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited precedential value. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with such economic matters as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. The laws in the PRC differ from the laws in the United States and may afford less protection to our shareholders. Unlike laws in the United States, the applicable laws of China do not specifically allow shareholders to sue the directors, supervisors, officers or other shareholders on behalf of the company to enforce a claim against these parties that the company has failed to enforce itself. Therefore, any action brought against the Company or its officers and directors or its assets may be very difficult to pursue if not impossible. It is unlikely that any suit in the PRC would be able to be based on theories common in the United States or based on United States securities laws.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets.

We are a Cayman Islands holding company, with subsidiaries domiciled in the British Virgin Islands and China. Our operating subsidiary and substantially all of our assets are located outside the United States. Additionally, all of our executive officers and our Chairman of the board of directors, are Chinese citizens living in China. As a result, it may be difficult, if not impossible, to acquire jurisdiction over either our business and its assets or our executive officers and directors in the event a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States. Also, it may be extremely difficult or impossible for you to access our assets to enforce any judgments that may be rendered against us, our directors or executive offices by U.S. courts. Specifically, the courts in China may not permit the enforcement of judgments arising out of U.S. federal and state corporate, securities or similar laws. Accordingly, U.S. investors may not be able to enforce judgments against us for violation of U.S. securities laws.

Risks Related to the Shares

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

Capital requirements are difficult to plan in our rapidly changing industry. We expect that we will need additional capital to fund our future growth. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	investors' perceptions of, and demand for, companies in our industry;

•	investors' perceptions of, and demand for, companies operating in the PRC;

•	conditions of the United States and other capital markets in which we may seek to raise funds;

•	our future results of operations, financial condition and cash flows;

•	governmental regulation of foreign investment in companies in particular countries;

•	economic, political and other conditions in the United States, the PRC, and other countries; and

•	governmental policies relating to foreign currency borrowings.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing shareholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our strategy to maintain our growth and competitiveness or to fund our operations. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

The market price of our securities may be volatile, which could cause the value of your investment to decline or could subject us to securities class action litigation.

Many factors could cause the market price of our securities to rise and fall, including the following:

•	variations in our or our competitors’ actual or anticipated operating results;

•	variations in our or our competitors’ growth rates;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analyst that follows our stock;

•	substantial sales of our securities; or

•	changes in accounting principles.

Market volatility, as well as general economic, market or potential conditions, could reduce the market price of our securities in spite of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation often has been brought against that company. Due to the potential volatility of our stock price, we therefore may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Shares of our securities lack a trading market.

Since inception none of our securities have been quoted for trading on the Over-The-Counter Bulletin Board (“OTC Bulletin Board”) maintained by the Financial Industry Regulatory Authority (“FINRA”) or listed on any national stock exchange. As a result, there is currently no liquid trading market for our securities. Although we intend to apply for quotation on the OTC Bulletin Board and anticipate that our ordinary shares will be quoted thereon, there can be no assurance as to whether and when an active trading market in our securities will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that are quoted on the OTC Bulletin Board as opposed to securities that trade on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the securities, or to obtain coverage for significant news events concerning us, and the securities would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes.

Future sales of shares of our securities by our shareholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our securities or the availability of shares of securities for sale will have on the market price prevailing from time to time. If our shareholders sell substantial amounts of our securities in the public market upon the effectiveness of a registration statement, or upon the expiration of any holding period under Rule 144, such sales could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our securities could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of securities issued in the share exchange will be freely tradable upon the earlier of (i) effectiveness of a registration statement covering such shares; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act and the sale of such shares could have a negative impact on the price of our securities.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our securities, to complete a business combination or to raise capital. The issuance of additional shares of our securities:

•	may significantly reduce the equity interest of our existing shareholders; and

•	may adversely affect prevailing market prices for our securities.

We currently do not intend to pay dividends on our securities and, consequently, your only opportunity to achieve a return on your investment is if the price of our securities appreciates.

We do not expect to pay dividends on shares of our securities in the foreseeable future. In addition, because we are a holding company, our ability to pay cash dividends on shares of our securities may be limited by restrictions on our ability to obtain sufficient funds through dividends from our subsidiaries, which may be restricted by PRC law. Subject to these restrictions, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors. Consequently, your only opportunity to achieve a return on your investment in the Company will be if the market price of our securities appreciates. For more information, see “—Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.”

Item 1B.	Unresolved Staff Comments.

Not required.

Item 2.	Properties.

Facilities

Our headquarters and the main research and manufacturing facility for Shenzhen ORB are located in Shenzhen, China, which is one of the five Chinese Special Economic Zones.  Liuzhou Rubber Sealing has manufacturing facilities located in the New Industrial Park of Liuzhou City, Guangxi Province, China. As of December 31, 2010, we maintained seven branch offices throughout the PRC, providing marketing and sales services, including technical support and after-sales services in specific geographic regions.  Relevant information with respect to each of these locations is as follows:

Location	Size of Premises (Sq. Meters)	Annual Rent
Room O-R, Floor 23, Building A, Fortune Plaza Shennan Road, Futian District, Shenzhen, Guangdong	171	$24,252

No. 5 Factory Building, Qiaotou FuQiao Industrial Zone, Anbao District, Fuyong town, Shenzhen	4,100	$92,190

Room. 2, Unit 2, Building 12, Longtun Second District, Hexi Road, Liunan, Liuzhou, Guangxi	95	$1,945

Room 3-4, Unit 3, Building 3, Guian Garden, Heyang Garden, Jiangbei, Chongqing	105	$2,636

Room 15-4-1403, West Majinrun Family Garden Second District, Fengtai, Beijing	98	$3,163

Room 208, No. 60B-3, Huguang Road, Chaoyang District, Changchun, Jilin	65	$1,318

No. 1 Lutai Road, Liunan District, Liuzhou, Guangxi	360	$5,832

New Industrial Park, Liujiang, Liuzhou, Guangxi	11,411	$180,171

As of December 31, 2010, we leased all of our facilities.

Our headquarters is located in the town of Guangdong. The lease for this office space has a two year term and expires on August 16, 2011.

Our Shenzhen ORB research and manufacturing facilities are located in the town of Fuyong. The facilities include the factory space, dormitory and a dining hall. The lease for this facility expires on December 31, 2011.

The office space in Chongqing city is subject to a non-cancelable lease agreement that expires on December 31, 2011. Based on the lease agreement, we are required to pay a penalty for early lease termination, which is the deposit for the lease along with the remaining rents up to the original lease termination date.

The manufacturing facility located on Longtun Road in Liuzhou is subject to a one-year lease that is currently set to expire on January 31, 2012. The lease is cancelable by either party on short notice. Shenzhen ORB also leases an office and warehouse in Liuzhou City, which has a lease set to expire on December 31, 2011.

Liuzhou Rubber Sealing’s manufacturing facilities are subject to a lease agreement that expires on April 20, 2013.  When the lease expires, Liuzhou Rubber Sealing has a priority right to continue to rent the facilities.

The leases for our other offices are generally short term and cancelable upon notice of either party.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Market Information

Since inception none of our securities have been quoted on the OTC Bulletin Board maintained by FINRA or listed on any stock exchange. We expect to apply for quotation on the OTC Bulletin Board and anticipate that our ordinary shares will be quoted thereon, but there is currently no liquid trading market for our securities.   There are no outstanding securities, options or warrants that are convertible into shares of our ordinary stock.  Additionally, as of the date hereof, none of our outstanding securities are eligible for resale pursuant to Rule 144 under the Securities Act and we are under no contractual obligation, nor have we agreed, to file a resale registration statement under the Securities Act with respect to any of our outstanding securities.

Holders

As of March 15, 2011, there were 17,133,992 shares of the registrant’s ordinary stock outstanding held by approximately 468 shareholders of record.   Currently, there are no shares held in street name.

Dividend Policy

There are no restrictions in our Memorandum and Articles of Association that prevent us from declaring dividends. However, since inception we have not paid any cash dividends nor do we currently anticipate paying any cash dividends on our securities in the foreseeable future. Although we intend to retain our earnings, if any, to finance the development and growth of our business, our board of directors will have the discretion to declare and pay cash dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

Substantially all of our revenues are generated by our operating subsidiaries, Shenzhen ORB and Liuzhou Rubber Sealing. PRC regulations restrict the ability of these subsidiaries to make dividends and other payments to its offshore parent company. PRC law permits payments of dividends only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our operating subsidiaries are also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC law to a statutory general reserve fund until the amounts in the fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our operating subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, and otherwise fund and conduct our business.

Securities Authorized for Issuance under Equity Compensation Plans

As of the date hereof, we do not have any compensation plans under which its equity securities are authorized for issuance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 3, 2010, ORB completed the acquisition of 100% of the equity interest in Hebei Xinhua Rubber Sealing Group Liuzhou Sealing Co., Ltd., a company registered in the PRC (“Liuzhou Rubber Sealing”), from Liuzhou Rubber Sealing’s shareholders. Pursuant to the terms of the stock purchase agreement among the parties, all of the issued and outstanding shares of Liuzhou Rubber Sealing were exchanged for 2.06 million ordinary shares of the Company, valued at $2.21 million. As of December 31, 2010, 2,060,000 shares were issued.  As Liuzhou Rubber Sealing had two shareholders, the shares were issued pursuant to an exemption from registration available under Section 4(2) of the Securities Act of 1933.

Item 6.	Selected Financial Data.

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On November 3, 2010, ORB completed the acquisition of 100% of the equity interest in Hebei Xinhua Rubber Sealing Group Liuzhou Sealing Co., Ltd., a company registered in the PRC (“Liuzhou Rubber Sealing”), from Liuzhou Rubber Sealing’s shareholders. Pursuant to the terms of the stock purchase agreement among the parties, all of the issued and outstanding shares of Liuzhou Rubber Sealing were exchanged for 2.06 million ordinary shares of the Company, valued at $2.21 million. As of December 31, 2010, 2,060,000 shares were issued. ORB's equity interest in Liuzhou Rubber Sealing is currently held in trust for the benefit of ORB until such time as the legal transfer of title is completed in China.

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

Inventory

Inventory is valued at the lower of cost or net realizable value with cost determined on a weighted average basis. Management compares the cost of inventory with the net realizable value and an allowance is made for writing down its inventory to net realizable value, if lower.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred and additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets without salvage value and estimated lives ranging from 3 to 20 years as follows:

Computer and office equipment	5 to 10 years
Motor vehicle	5 years
Electric equipment	3 to 5 years
Plant and machinery	5 to 20 years

Revenue Recognition

The Company's revenue recognition policies are in compliance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.”  Sales revenue may be recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, or the possible return of the goods. Generally, sales revenue is recognized when the delivery of goods is completed and accepted by customer.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Research and Development

Research and development costs are related primarily to the Company testing its new materials in the development stage. Research and development costs are expensed as incurred.

Foreign Currency Translation and Transactions and Comprehensive Income

The accompanying consolidated financial statements are presented in USD. GPC’s functional currency is USD; while Shenzhen ORB and Liuzhou Rubber Sealing’s functional currency is the RMB. The functional currencies of the Company’s foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the average exchange rate during the fiscal year. The translation adjustments are recorded as a separate component of shareholders’ equity, captioned accumulated other comprehensive income. Gains and losses resulting from transactions denominated in foreign currencies are included in other income (expense) in the consolidated statements of operations. There have been no significant fluctuations in the exchange rate for the conversion of RMB to USD after the balance sheet date.

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

Recently Adopted Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to ASC Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. This standard will be effective for the Company January 1, 2011.
In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. This update will be effective for the Company January 1, 2011.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011.

As of December 31, 2010, there are no other recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This update is not currently applicable to the Company.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales
Net Revenue	8,459,327		4,306,946
Cost of Goods Sold	4,592,598	54%	2,287,228	53%
Gross Profit	3,866,729	46%	2,019,718	47%
Operating Expenses	1,403,818	17%	507,845	12%
Income from Operations	2,462,911	29%	1,511,873	35%
Other Income (expenses), net	134,170	2%	(1,123)	0%
Income tax expense	682,884	8%	306,626	7%
Net Income	1,914,197	23%	1,204,124	28%

NET REVENUE

Net revenue for 2010 was $8.46 million, as compared to net revenue of $4.31 million for 2009, an increase of $4.15 million, or approximately 96%. This growth in revenue was attributed primarily to the overall recovery of the Chinese economy, as well as the recovery of the auto industry through the PRC’s effective economic stimulus programs. Our main product is sealant, for which sales increased $1.75 million, or 16%, as compared to 2009. Revenues from primer and abluent also increased $0.2 million in aggregate compared to 2009. In addition, sales of sealing rubber strips, the main product of our new acquired subsidiary Liuzhou Rubber Sealing, resulted in an additional $2.1 million in net revenue. Liuzhou Rubber Sealing is the exclusive supplier of sealing rubber strip to the primary car models which are built by our largest customer.  The Company currently anticipates continued growth as a result of the recovery of the auto industry and other relevant industries.

COST OF GOODS SOLD

Cost of goods sold includes material costs, labor costs, and related overhead, which are directly attributable to the manufacture and distribution of our products. For 2010, cost of goods sold amounted to $4.59 million, an increase of $2.31 million, or approximately 101%, as compared to 2009. The increase in the total cost of goods sold was directly related to increase in production and sales volume in 2010. Cost of goods sold as a percentage of sales were approximately 54% for 2010 and 53% for 2009; of which, $1.03 million was due to the increase in sales volume in our primer product line, partially offset by approximately $264,000 which was due to the decreased purchase price for raw materials. The slight increase in the cost of goods sold as a percentage of sales in 2010 was mainly arising from the relatively higher cost from Liuzhou Rubber Sealing which was 69% as a percentage of sales, while it was 49% for Shenzhen ORB. We believe that our cost of goods sold will remain relatively stable as we continue to benefit from improved operating efficiencies.

GROSS PROFIT

Gross profit for 2010 was $3.9 million, an increase of $1.85 million, or approximately 91%, as compared to the same period of 2009. Our gross profit margin was 46% for 2010 and 47% for 2009. The increase in our gross profit was mainly due to the increase in our revenue period to period, while the slight decrease in our gross profit margin was primarily due to the increase in our production costs, mainly the increase in the purchase price of raw materials in our primer product line, and relatively higher production costs for Liuzhou Rubber Sealing.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses, and research and development expenses, totaling $1.4 million for 2010, compared to $0.51 million for 2009, an increase of $895,973, or 176%. The increase in operating expenses was primarily due to increased general and administrative expenses which included $324,277 in stock compensation for the services provided by legal counsel and consultant, and $310,000 rental, legal, auditing and accounting fee paid by the Company's shareholder as contribution of capital; selling expenses, which included shipping and handling expenses, as a result of increased sales and production activities, increased rental and administrative expense related to the recent expansion of our headquarters, and our ongoing investment in new product research and development.

NET INCOME

For 2010, net income was $1.91 million as compared to $1.20 million for 2009, an increase of $0.71 million, or approximately 59%. This increase in net income was attributable to increased efficiency of our operations through economies of scale combined with increased revenue, as well as the newly acquired subsidiary Liuzhou Rubber Sealing, brought $0.36 million to net income. The gain from the acquisition of Liuzhou Rubber Sealing was $172,518. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31 2010, the Company had cash and cash equivalents of $887,696, other current assets of $11.74 million, and current liabilities of $7.75 million. Working capital was $4.88 million at December 31, 2010. The ratio of current assets to current liabilities was 1.63-to-1 as of December 31, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during 2010 and 2009, respectively:

	2010	2009
Cash provided by (used in):
Operating Activities	$749,034	$473,007
Investing Activities	(41,391)	(7,621)
Financing Activities	(130,324)	(224,671)

Net cash flow provided by operating activities was $749,034 for 2010, as compared to net cash flow provided by operating activities of $473,007 for 2009. The increase in net cash flow provided by operating activities during 2010 was mainly due to the increase in net income, increase in taxes payable and decreased stock level. Despite the increase in accounts receivable outstanding, which resulted from increased sales and prepayments made for business operating and services.

Net cash flow used in investing activities was $41,391 for 2010, which contained $35,801 for the purchase of fixed assets, $57,590 for construction in progress and cash received of $52,000 from the acquisition. While in 2009, we spent $7,621 on the purchase of fixed assets.

Net cash flow used in financing activities was $130,324 for 2010 as compared to net cash used in financing activities of $224,671 for 2009. The decrease was mainly due to $278,045 short term loan repayment, partially offset by loan proceeds of $147,721. For 2009, there was a decrease in receivable from a related party for $224,671.

We believe that we have sufficient cash to continue our current business through 2011 due to expected increases in sale revenue and net income from operations through the acquisition of other adhesive sealant manufacturers.  We expect to finance such expansion through bank loans, the issuance of debt or equity securities, or a combination thereof.  Failure to obtain such financing could have a material adverse effect on our business expansion.

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

Our standard payment term for accounts receivable is 60 days. For 2010, we had accounts receivable turnover of 3.94 on an annualized basis, with sales outstanding of 91 days and inventory turnover of 3.19 on an annualized basis. For 2009, we had accounts receivable turnover of 4.42 on an annualized basis, with sales outstanding of 81 days and inventory turnover of 5.48 on an annualized basis. The lower accounts receivable turnover and higher days outstanding in 2010 compared to 2009 is due to our rapid growth in sales in the second half year which resulted higher accounts receivable outstanding at December 31, 2010. The lower inventory turnover for 2010 compared to 2009 was due to increased inventory on hand at December 31, 2010 as a result of increased inventory from Liuzhou Rubber Sealing.

CONTRACTUAL OBLIGATIONS

The Company was obligated for the following short term loans at December 31, 2010 and 2009:

	2010	2009
From a commercial bank in the PRC for RMB 5,000,000, entered into on May 1, 2010 with maturity on May 1, 2011; RMB 3,000,000 entered into on June 30, 2010 and payable on demand; and RMB 2, 000,000 entered into on July 22, 2010 and payable on demand. The loans bear an interest rate of 6.9% per annum. Those loans were guaranteed by Liuzhou Credit Guarantee Co., Ltd, a company specifically providing the credit guarantees for Small and Medium-sized Enterprises. The loans were used for working capital.	$1,509,958	$-
On June 24, 2010, the Company obtained a loan from an industrial and commercial bank in PRC for RMB 10,000,000 with maturity on June 24, 2011. The loan bore interest at 5.31% per annum. The loan was guaranteed by Guangxi Huibang Investment Guarantee Co., Ltd. The loan was used for working capital.	1,509,958	-
On December 16, 2010, the Company obtained a loan from a commercial bank in PRC for RMB 1,000,000 with maturity on June 14, 2011. The interest rate is currently 6.12% per annum, which was 120% of the borrowing rate of The People’s Bank and adjusted quarterly. The loan was used for working capital. The loan is secured against bill receivable of $179,685.	150,996	-
	$3,170,912	$-

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Although as a smaller reporting company we are not required to respond to this item, we have opted to include a limited discussion of certain market risks faced by the Company in this report.

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we believe those risks to be not material in relation to our operations. We do not have any derivative financial instruments.

Interest Rate Risk

As of December 31, 2010, we held no money market securities or short term available for sale marketable securities. Due to the short term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

Foreign Currency Exchange Risk

All of our revenues are denominated in RMB and, as a result, we have certain exposure to foreign currency exchange risk with respect to current revenues. A majority of our expenses are payable in foreign currency. We do not use forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. The effect of an immediate 10% change in exchange rates would not have a material impact on our future operating results or cash flows

Item 8.	Financial Statements and Supplementary Data.

Page
Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheet as of December 31, 2010	F-1
Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2010 and 2009	F-2
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2010 and 2009	F-3
Combined Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-4
Notes to Combined Financial Statements	F-5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2010, our controls and procedures were not effective due to certain significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal controls over financial reporting.

This is due to the fact that we lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principals (“GAAP”) standards, especially related to complicated accounting issues. This could cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries. Our internal audit function is significantly deficient due to insufficient qualified resources and appropriate systems to perform such function. Therefore, the ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

Also, we are integrating the financial resources of several businesses in our new corporate structure.  The relatively small number of professionals we employ in bookkeeping and accounting functions prevents us from appropriately segregating duties within our internal control systems. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

Based on the control deficiencies identified above, we intend to design and plan to implement, specific remediation initiatives which include:

•
Evaluating the roles of our existing accounting personnel in an effort to realign the reporting structure of our internal auditing staff in China that will test and monitor the implementation of our accounting and internal control procedures.

•	Engaging an outside, independent internal controls consultant to assist us in addressing the aforementioned deficiencies and generally provide guidance on proper US accounting practices.

•	Increasing our accounting and financing personnel resources, by retaining more US GAAP knowledgeable financial professionals.

These remedial measures may not be fully effectuated or may be insufficient to address the significant deficiencies we identified, and there can be no assurance that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified or occur in the future. If additional significant deficiencies (or if material weaknesses) in our internal controls are discovered or occur in the future, among other similar or related effects: (i) we may fail to meet future reporting obligations on a timely basis, (ii) our consolidated financial statements may contain material misstatements, (iii) we may be required to restate prior period financial results, (iv) we may be subject to litigation and/or regulatory proceedings, and (v) our business and operating results may be harmed.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.  Internal control over financial reporting includes policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and/or our board of directors; and

3)
Provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the interim or annual consolidated financial statements.

Under the supervision and with the participation of our chief executive officer and chief financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“Treadway”).

Based on this evaluation, our management concluded that as of December 31, 2010, our controls and procedures were not effective due to the significant deficiencies in our internal controls over financial reporting discussed above.

Inherent Limitations over Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all errors or misstatements and all fraud. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the policies and procedures are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The names of our current executive officers and directors, as well as certain information about them, are set forth below

NAME	AGE	POSITION WITH ACTION
Marco Ma	44	Chairman, Chief Executive Officer, President and Director

Guangning Xu	36	Vice Chief Financial Officer and Secretary

Morgan Simpson * *	59	Independent Director

Mr. Ma founded Shenzhen ORB in 2005, and since then, has acted as its Chief Executive Officer. In 1997, Mr. Ma founded Changchun ORB Fine Chemistry Co., Ltd., where he directed the development and promoted the application of polyurethane adhesive sealant for car windshields. Prior to 1997, Mr. Ma was involved in hotel management and held various executive leadership positions with several hotels. Mr. Ma holds a master’s of management and bachelor of economics degree from Sun Yat-Sen University.

Mr. Ma’s qualifications to serve on our Board of Directors include his operating and leadership experience as founder and chief executive officer of our operating subsidiary.  In that capacity he has gained significant insight into the auto parts industry in China, has successfully negotiated business transactions with auto industry leaders and has significantly grown our business.  He has extensive knowledge of the political landscape in China and significant expertise in business development and mergers and acquisitions that are beneficial to our Board of Directors as we continue to develop and expand.

Mr. Xu has been the Chief Financial Officer of Shenzhen ORB since 2009. From 2004 to 2008, he served as the Senior Manager of the Auditing Department of Guangdong Da-hua De-lu Accounting Firm. Mr. Xu is a certified public accountant in China and received his bachelor of arts in accounting from the Hunan College of Finance and Economics.

Mr. Simpson is the founder and Chief Executive Officer of Radnor Research & Trading Company, LLC, an institutional broker/dealer, since 2003. He graduated with honors from the Cox School of Business at Southern Methodist University and immediately began his career on the trading desk of W. H. Newbolds. In 1977 he became a member of the Philadelphia Stock Exchange as an options specialist and trader and currently is a member of the New York Stock Exchange and other principal exchanges. He has served as a member of the Philadelphia Board of Trade, held a Foreign Currency Participation and was appointed a vice president overseeing foreign currency options. His registrations include the Series 4, 7, 9, 10, 12, 24, 55, 63, 65 & single stock futures.

Mr. Simpson’s qualifications to serve on our Board of Directors include his operating and management experience as chief executive officer of Radnor Research & Trading, an institutional broker/dealer  with extensive experience assessing public companies, including those located and operating in China.  Further, Mr. Simpson’s 30+ years of experience as an analyst, researcher, trader and executive bring to our Board of Directors valuable insight as we grow and develop as a public company.  He also provides financial expertise to the Board, including an understanding of financial statements, corporate finance, accounting and capital markets.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion above in “Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

Currently Mr. Simpson is our only independent director within the meaning of applicable Nasdaq Listing Rules and the rules promulgated by the SEC.

Board Meetings and Annual Meeting

During 2010, our board of directors held five meetings and acted by written consent three times. All members of our board of directors attended our general meeting of shareholders.

Board Committees

We presently do not have an audit committee, compensation committee or nominating committee or committees performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or nominating committee. However, our new management plans to form an audit, compensation and nominating committee in the near future. The audit committee will be primarily responsible for reviewing the services performed by our independent auditors and evaluating our accounting policies and system of internal controls. We intend that the audit committee will be comprised solely of independent directors and will have an audit committee financial expert as required by the rules and regulations of the SEC.  We currently believe that Mr. Simpson is qualified to serve as the audit committee’s financial expert for purposes of the SEC's rules.

The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers. The nominating committee will be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee will also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. Until these committees are established, these decisions will continue to be made by our board of directors. Although our board of directors has not yet established any minimum qualifications for director candidates, when considering potential director candidates, our board of directors considers the candidate’s character, judgment, skills and experience in the context of the needs of our Company and our board of directors.

We do not have a charter governing the nominating process. The members of our board of directors, who perform the functions of a nominating committee, are not independent because they are also our officers. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by shareholders is necessary at this time because, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level.

Board Leadership Structure

Our board of directors recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. As a result, no policy exists requiring combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed our board of directors the flexibility to establish the most appropriate structure for the Company at any given time.

Currently, Mr. Ma is serving as the Chairman of our board of directors, Chief Executive Officer, and President. Mr. Ma’s role is to oversee and manage the board of directors and its functions, including setting meeting agendas and running board meetings. In this regard, Mr. Ma and the board of directors in their advisory and oversight roles are particularly focused on assisting senior management in seeking and adopting successful business strategies and risk management policies, and in making successful choices in management succession.

Risk Oversight

Each of our directors has a responsibility to monitor and manage risks faced by the Company.  At a minimum, this requires the members of the board of directors to be actively engaged in board discussions, review materials provided to them, including financial statements provided to them on monthly and quarterly basis, and know when it is appropriate to request further information from management and/or engage the assistance of outside advisors.  Because risk oversight is a responsibility for each member of the board of directors, the board’s responsibility for risk oversight is not and will not be concentrated into a single committee.

Currently, the board of directors meets formally, as needed to discuss risks and monitor specific areas of the Company’s performance.  In addition, we strive to provide a board infrastructure that encourages directors to ask specific questions or raise concerns by allotting them sufficient time to do so at each meeting and providing them with sufficient amounts of time to review materials in advance of a meeting.

Going forward, we anticipate that oversight will be delegated, to a large degree, to the various board committees that we will establish with independent directors serving as committee chairmen. Committees will then meet formally, as needed, to discuss risks and monitor specific areas of the Company’s performance and report their findings to the full board of directors.

Shareholder Communications

Our board of directors does not currently provide a process for shareholders to send communications to our board of directors because our management believes that until this point it has been premature to develop such processes given the limited liquidity of our Common Stock. However, our new management will establish a process for shareholder communications in the near future.

Item 11.	Executive Compensation.

Background

The following table shows the compensation of each of our named executives in 2010. Our named executives during 2010 were Mr. Ma, our Chief Executive Officer and President, Mr. Xu, our Vice Chief Financial Officer, and Messrs. Rozelle and Brenza, each of whom served as our principal executive officer for a period of time during 2010.

As the membership of our board of directors increases, our board of directors intends to form a compensation committee charged with the oversight of our executive compensation plans, policies and programs and the authority to determine and approve the compensation of our chief executive officer and make recommendations with respect to the compensation of our other executive officers.

Summary Compensation Table —Years Ended December 31, 2010 and 2009 (1)

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our named executives for services rendered in all capacities during the noted periods. None of our named executives received total annual salary and bonus compensation in excess of $100,000.

Name and Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Marco Ma	2010	$5,910	0	0	0	$198	$6,108
Chairman, President and	2009	$5,733	0	0	0	$192	$5,925
Chief Executive Officer

Guangning Xu (4)	2010	$1,025	0	0	0	$73	$1,098
Vice Chief Financial Officer	2009	$1,025	0	0	0	$73	$1,098
and Secretary

Joseph Rozelle (5)	2010	$0	0	0	0	0	0
Former President, Chief	2009	$0	0	0	0	0	0
Financial Officer and Secretary

Karl Brenza (6)	2010	$0	0	0	0	0	0
President and Chief
Executive Officer

(1)
On September 10, 2010, we acquired GPC in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Ma became our Chief Executive Officer and President and Mr. Xu became our Chief Financial Officer. Prior to the effective date of the reverse acquisition, Messrs. Ma and Xu held the same positions with our operating subsidiary, Shenzhen ORB. The annual compensation shown in this table includes the amounts Messrs. Ma and Xu received from Shenzhen ORB prior to the consummation of the reverse acquisition.

(2)
Messrs. Ma and Xu are compensated in RMB.  The amounts set forth in the table above are calculated using exchange rates of $1.00 = RMB 6.6227 and RMB 6.8282 as of December 31, 2010 and 2009, respectively.

(3)
The reported amounts are company housing reimbursement received by Messrs. Ma and Xu.  Shenzhen ORB subsidizes a portion of the rent paid by Messrs. Ma and Xu for their respective residences in Shenzhen.

(4)
Mr. Xu joined Shenzhen ORB on October 28, 2009.  Shenzhen ORB has entered into an employment agreement with Mr. Xu, pursuant to which he is entitled to annual compensation of RMB42,000 (approximately $6,342), which is payable monthly for the term of the agreement.  The agreement shall expire on December 31, 2010, unless extended by agreement of the parties.  The agreement was extended by the parties for 2011.

(5)
Mr. Rozelle resigned from the offices of President and Chief Financial Officer effective as of August 31, 2010 and from the office of Secretary effective as of September 10, 2010.  He received no compensation from the Company in connection with his resignation.

(6)
Mr. Brenza was appointed our President and Chief Executive Officer effective as of August 31, 2010 and resigned from both of those positions effective as of September 10, 2010.  He received no compensation from the Company in connection with his service.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the year ended December 31, 2010.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of our named executive officers at December 31, 2010. No equity awards were made during the year ended December 31, 2010.

Option Exercises and Stock Vested

No options to purchase our capital stock were exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the year ended December 31, 2010.

Pension Benefits

No named executive officers received or held pension benefits during the year ended December 31, 2010.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the year ended December 31, 2010.

Potential Payments Upon Termination or Change in Control

Pursuant to the terms of his employment agreement with Shenzhen ORB, upon the occurrence of a termination event, Mr. Xu is entitled to receive severance payments from Shenzhen ORB.  In accordance with PRC governmental regulation, this severance payment is generally the payment of one-month’s salary in a lump sum on the termination date.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended December 31, 2010.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2010 we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers, however, none of our executive officers received any compensation during the last fiscal year. None of our executive officers has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity, any of whose executive officers served on our board or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of March 15, 2011, concerning (a) each person that is known to us to be the beneficial owner of more than 5% of our ordinary stock; (b) each of our executive officers; (c) each director; and (d) all of the directors and executive officers as a group. Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent spouses share authority under applicable law. Beneficial ownership is determined in accordance with the rules of the SEC. At the close of business on March 15, 2011, we had 17,133,992 shares of ordinary stock issued and outstanding. In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of March 15, 2011 are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned

5% or greater shareholders

Junning Ma (1) c/o Shenzhen ORB-Fortune New-Material Co., Ltd Room O-R, Floor 23, Building A, Fortune Plaza Shennan Road, Futian District Shenzhen, Guangdong, PRC 518040	11,380,863	(6)	66.42%

Apollo Enterprises International Inc. (1) c/o Shenzhen ORB-Fortune New-Material Co., Ltd Room O-R, Floor 23, Building A, Fortune Plaza Shennan Road, Futian District Shenzhen, Guangdong, PRC 518040	9,888,537	(6)	57.71%

Sheng Zhou (2) c/o Good Energy Enterprise Ltd. 1601, South Tower Poly International Plaza No. 1 Pazhou Road East, Haizhu District, Guangzhou, PRC	1,884,249		11.00%

Golden Grand Enterprises Ltd. (2) 1601, South Tower Poly International Plaza No. 1 Pazhou Road East, Haizhu District, Guangzhou, PRC	1,205,919		7.04%

Zha Wang (3) Bohai Road, Qinghe County Hebei Province, China 054800	1,442,000		8.42%

Karl Brenza (4) Skyline Investors, LLC Maxim Group LLC c/o Maxim Group LLC 405 Lexington Avenue 2nd Floor New York, NY 10174	1,174,641	6.86%

Current Officers and Directors (other than Mr. Ma, whose share ownership is referenced under the heading 5% of greater shareholders)

Guangning Xu (5) c/o Shenzhen ORB-Fortune New-Material Co., Ltd Room O-R, Floor 23, Building A, Fortune Plaza Shennan Road, Futian District Shenzhen, Guangdong, PRC 518040	0	N/A

Morgan Simpson (6) c/o Radnor Research and Trading Company, LLC 290 King of Prussia Road, Suite 120 Radnor PA 19087	75,370	*

All officers and directors as a group (3 persons)	11,456,233	66.86%

*	Less than 1%

(1)
Mr. Ma is our Chairman, Chief Executive Officer and President. Mr. Ma does not hold any shares in the Company directly but has sole voting and investment/dispositive power with respect to the shares held by the following entities: Apollo Enterprises International Inc., Aubo Automobile, Inc. and Universal Kingdom International Ltd. Mr. Ma is a Director of Apollo Enterprises International, Inc. and the President and Chief Executive Officer of Aubo Automobile, Inc. and Universal Kingdom International, Ltd.

(2)
This information is derived from a Schedule 13D filed by Mr. Sheng Zhou on October 1, 2010.  Mr. Zhou does not hold any shares in the Company directly but has sole voting and dispositive power with respect to the shares held by the following entities: Golden Grand Enterprises Ltd, Good Energy Enterprise Ltd. and Huge Pine Development Ltd. Mr. Zhou is the Managing Partner of each of these entities.

(3)	This information is derived from a Schedule 13D filed by Mr. Zha Wang on November 16, 2010.

(4)
This information is derived from prior filings of the Company.  Mr. Brenza does not hold any shares in the Company directly but has sole voting and dispositive power with respect to the shares held by Skyline Investors, LLC (“Skyline”). Mr. Brenza is a Managing Director of both Skyline and Maxim Group LLC, which is deemed the beneficial owner of all of the shares held by Skyline. Mr. Brenza disclaims beneficial ownership of these shares.

(5)	Mr. Xu is our Vice Chief Financial Officer and Secretary.

(6)	Mr. Simpson is a director of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Under Item 404 of Regulation S-K, we are required to disclose  any transaction or series of transactions in the last fiscal year between us and any officer, director or affiliates of the Company that has an aggregate value in excess of $120,000 or 1% of the average of the Company’s total assets for the last two fiscal years ($26,652).

On July 13, 2010, Shenzhen ORB entered into an agreement with Maxim to provide general financial advisory and investment banking services to Shenzhen ORB and its affiliates and subsidiaries, including assisting Shenzhen ORB in identifying a shell company for a reverse merger acquisition and consummating such agreement. Under the Agreement, Maxim was entitled to receive a non-refundable monthly fee of $3,500 prior to the consummation of a transaction with a shell company and is entitled to receive a monthly fee of $7,500 for a period of no less than 6 months.  In addition, if at any time during the term of the agreement or within twelve (12) months from the effective date of the termination of the agreement, the Company proposes to effect a public offering of its securities on a US stock exchange, private placement of securities or other financing, the Company shall offer to retain Maxim as lead book running manager of such offering, or as its exclusive agent in connection with such financing or other matter, upon such terms as the parties may mutually agree.  The agreement contains standard representations and warranties and indemnification provisions for an agreement of this type.

Effective as of August 31, 2010, the Company issued 3,523,922 ordinary shares to Skyline for an aggregate purchase price of $25,000. Skyline is affiliated with, and under common control of, Maxim. In connection with the consummation of this transaction Mr. Brenza, Managing Director of each of Maxim and Skyline, was appointed Chief Executive Officer of the Company.  He resigned from that position as of September 10, 2010, in connection with the consummation of the share exchange.

On September 1, 2010, Nautilus Global Partners, LLC (“Nautilus”) entered into a Consulting Agreement with the Company. Pursuant to the Consulting Agreement, Nautilus provided services to the Company in connection with a combination transaction between the Company and a business enterprise with ongoing operations, as reasonably requested by the Company and within Nautilus’ expertise and as permitted by applicable law.  Under the terms of the Consulting Agreement, the Company paid Nautilus $25,000 for services provided in connection with the share exchange.  The Consulting Agreement is terminable at will by the Company and contains standard mutual confidentiality and indemnification provisions.

On January 15, 2010, Mr. Ma entered into an exclusive Patent License Agreement with Shenzhen ORB regarding Patent No. ZL98119666.7. Under the terms of the agreement, Shenzhen ORB was granted an exclusive license to use the patent granted to Mr. Ma for its polyurethane adhesive sealant technology. Shenzhen ORB is not required to pay licensing fees, but is required to pay all taxes due on the license and reimburse Mr. Ma for any costs he incurs in maintaining the patent, currently estimated to be 6,000RMB (approximately $900) per year. The patent is currently due to expire on November 21, 2021.

In 2007, Mr. Ma made certain purchases and payments on fixed assets on behalf of Shenzhen ORB in the amount of $224,553.  This amount was repaid by Shenzhen ORB to Mr. Ma in full in the third quarter of 2009. At the time these purchases were made by Mr. Ma and Mr. Ma was reimbursed for such purchases, he was not a related person of the Company.

Our board of directors does not currently have any policies or procedures that it follows in connection with transactions it undertakes with related parties but intends to adopt such policies and procedures as are necessary and appropriate for a US publicly-traded entity quoted on the OTC Bulletin Board or listed on a national securities exchange.

Item 14.	Principal Accounting Fees and Services.

PMB Helin Donovan, LLP (“Helin Donovan”) was our independent accounting firm from inception until September 10, 2010, when we dismissed them, although we requested that Helin Donovan audit the financial statements for the year ended June 30, 2010 in an effort to maintain continuity for the period prior to the consummation of the share exchange that was consummated on September 10, 2010. On that date, we appointed Morison Cogen LLP (“Morison Cogen”) as our independent registered certified public accounting firm.

The reason for the dismissal of Helin Donovan is that, following the consummation of the share exchange on September 10, 2010, (i) the former shareholders of GPC own a significant amount of the outstanding shares of our common stock and (ii) our primary business became the business previously conducted by GPC. We believed that it is in our best interest to have Morison Cogen continue to work with our business, and we therefore retained Morison Cogen as our new principal independent registered accounting firm. Morison Cogen is located at 150 Monument Road, Suite 500, Bala Cynwyd, PA 19004. The decision to change accountants was approved by our board of directors on September 10, 2010.

The report of Helin Donovan on our financial statements for the period from September 27, 2006 (inception) through our fiscal year ended June 30, 2009 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

From our inception through September 10, 2010, there were no disagreements with Helin Donovan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Helin Donovan, would have caused it to make reference to the matter in connection with its reports.

From our inception through September 10, 2010, we did not consult Morison Cogen regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K.
We have made the contents of our Current Report on Form 8-K, filed on September 16, 2010, available to Helin Donovan and requested that it to furnish us a letter addressed to the SEC as to whether Helin Donovan agrees or disagrees with, or wishes to clarify our expression of, our views, or containing any additional information. A copy of Helin Donovan's letter to the SEC is included as Exhibit 16.1 to this Current Report on Form 8-K and is incorporated herein by reference.

The following table sets forth fees billed to us by Morison Cogen for professional services rendered for 2010 and 2009:

	2010	2009
Audit Fees	$84,400	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$84,400	$0

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for fiscal years 2010 and 2009, respectively, for the reviews of the financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided by Morison Cogen with statutory and regulatory filings or engagements for the relevant fiscal year.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See Item 8, "Financial Statements and Supplementary Data."

(a)(2) Financial Statement Schedules

All financial statement schedules for Shiner and its subsidiaries have been included in the consolidated financial statements or the related notes or they are either inapplicable or not required.

(a)(3) Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of ORB Automotive Corporation (formerly: Action Acquisition Corporation)

We have audited the accompanying consolidated balance sheets of ORB Automotive Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended. ORB Automotive Corporation’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ORB Automotive Corporation as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Morison Cogen LLP

Bala Cynwyd, Pennsylvania
April 15, 2011

F-i

ORB AUTOMOTIVE CORPORATION (FORMERLY: ACTION ACQUISITION CORPORATION)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$887,696	$299,719
Restricted cash	1,473,914	-
Accounts receivable, net	3,156,318	1,138,081
Bills receivable	423,903	87,871
Other receivables, net	574,393	217,383
Deposits	15,346	9,538
Prepayment	3,792,635	468,771
Inventory	2,305,753	546,968

Total current assets	12,629,958	2,768,331

PROPERTY AND EQUIPMENT, net	2,345,978	421,575
CONSTRUCTION IN PROGRESS	24,800	-
INTANGIBLE ASSETS, net	5,535	-
DEFERRED TAX ASSETS	8,763	-
TOTAL ASSETS	$15,015,034	$3,189,906

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$625,993	$55,575
Bills payable	1,473,914	-
Accrued liabilities and other payables	137,444	10,685
Taxes payable	1,941,263	549,979
Short term loans	3,170,912	-
Other payable to Shenzhen ORB original shareholders	403,597	-

Total current liabilities	7,753,123	616,239

LONG TERM PAYABLE - SUBSIDIARY RECEIVED IN ADVANCE	184,970	-

TOTAL LIABILITIES	7,938,093	616,239

COMMITMENTS

STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.000128 par value, 781,250 shares authorized, 0 and 98,885 shares issued and outstanding as of December 31, 2010 and 2009, respectively	-	13
Common stock, $0.000384 par value, 100,000,000 shares authorized, 17,133,991 and 3,376,575 shares issued and outstanding as of December 31, 2010 and 2009, respectively	6,579	1,297
Additional paid in capital	2,672,319	240,338
Statutory reserve	339,560	140,590
Accumulated other comprehensive income	262,121	111,177
Retained earnings	3,796,362	2,080,252
Total stockholders' equity	7,076,941	2,573,667
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,015,034	$3,189,906

The accompanying notes are an integral part of these consolidated financial statements

ORB AUTOMOTIVE CORPORATION (FORMERLY: ACTION ACQUISITION CORPORATION)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Net sales	$8,459,327	$4,306,946

Cost of goods sold	4,592,598	2,287,228

Gross profit	3,866,729	2,019,718

Operating expenses
Selling expenses	307,696	221,182
General and administrative expenses	976,530	196,897
Research and development expense	119,592	89,766

Total operating expenses	1,403,818	507,845

Income from operations	2,462,911	1,511,873

Non-operating income (expenses)
Interest income (expense)	(40,314)	683
Bargain purchase gain	172,518	-
Other income (expenses)	1,966	(1,806)

Total non-operating expenses, net	134,170	(1,123)

Income before income tax	2,597,081	1,510,750

Income tax expense	682,884	306,626

Net income	$1,914,197	$1,204,124

Other comprehensive item
Foreign currency translation	150,944	1,777

Comprehensive Income	$2,065,141	$1,205,901

Basic weighted average shares outstanding	7,296,262	3,376,575

Diluted weighted average shares outstanding	14,150,508	13,265,112

Basic earnings per share	$0.26	$0.36

Diluted earnings per share	$0.14	$0.09

The accompanying notes are an integral part of these consolidated financial statements

ORB AUTOMOTIVE CORPORATION (FORMERLY: ACTION ACQUISITION CORPORATION)

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	Common stock		Preferred stock		Paid in	Statutory	Accumulated other comprehensive	Retained
	Shares	Amount	Shares	Amount	capital	reserves	income	earnings	Total
Balance at January 1, 2009	3,376,575	$1,297	98,885	$13	$240,338	$101,769	$109,400	$914,949	$1,367,766

Net income for the year	-	-	-	-	-	-	-	1,204,124	1,204,124

Transfer to statutory reserves	-	-	-	-	-	38,821	-	(38,821)	-

Foreign currency translation gain	-	-	-	-	-	-	1,777	-	1,777

Balance at December 31, 2009	3,376,575	1,297	98,885	13	240,338	140,590	111,177	2,080,252	2,573,667

Recapitalization on acquisition of Shenzhen ORB by GPC	-	-	-	-	(241,648)	-	-	-	(241,648)

Recapitalization on reverse acquisition	1,507,399	578	-	-	(578)	-	-	-	-

Common stock issued for acquisition	2,060,000	791	-	-	2,043,830	162,832	-	-	2,207,453

Preferred stock converted to common stock	9,888,537	3,797	(98,885)	(13)	(3,784)	-	-	-	-

Net income for the year	-	-	-	-	-	-	-	1,914,197	1,914,197

Common stock issued for service	301,480	116	-	-	324,161	-	-	-	324,277

Dividend to original shareholders of Shenzhen ORB	-	-	-	-	-	-	-	(161,949)	(161,949)

Expenses paid on behalf by a shareholder	-	-	-	-	310,000	-	-	-	310,000

Transfer to statutory reserve	-	-	-	-	-	36,138	-	(36,138)	-

Foreign currency translation gain	-	-	-	-	-	-	150,944	-	150,944

Balance at December 31, 2010	17,133,991	$6,579	-	$-	$2,672,319	$339,560	$262,121	$3,796,362	$7,076,941

The accompanying notes are an integral part of these consolidated financial statements

ORB AUTOMOTIVE CORPORATION (FORMERLY: ACTION ACQUISITION CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,914,197	$1,204,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,905	53,837
Bargain purchase gain of acquisition	(172,518)	-
Allowance for doubtful accounts	8,627	6,809
Expenses paid on behalf by a shareholder as capital contribution	310,000	-
Stock compensation expenses	324,277	-
Decrease (increase) in current asset, net of effects from acquisition:
Accounts receivable	(1,935,111)	(331,494)
Bills receivable	725,984	(63,896)
Restricted cash	(668,844)	-
Prepayment	(1,661,893)	(247,880)
Other receivables	49,736	52,696
Inventory	473,994	(259,204)
Deposits	(5,392)	(9,515)
Increase (decrease) in current liabilities, net of effects from acquisition:
Accounts payable	(115,214)	(141,560)
Bills payable	668,844	-
Accrued liabilities and other payables	(51,746)	(118,001)
Taxes payable	783,188	327,091

Net cash provided by operating activities	749,034	473,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in progress	(57,590)	-
Cash acquired at acquisition	52,000	-
Acquisition of property & equipment	(35,801)	(7,621)

Net cash used in investing activities	(41,391)	(7,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on short term loans	147,721	-
Repayment of short term loans	(278,045)	-
Repayment from (to) related party	-	(224,671)

Net cash used in financing activities	(130,324)	(224,671)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	10,658	155

NET INCREASE IN CASH & CASH EQUIVALENTS	587,977	240,870

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	299,719	58,849

CASH & CASH EQUIVALENTS, END OF YEAR	$887,696	$299,719

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$30,837	$-
Cash paid for income tax	$29,049	$17,781

Supplemental disclosures of non-cash investing activity:
Dividend payable to Shenzhen ORB original shareholders	$403,597	$-

The accompanying notes are an integral part of these consolidated financial statements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ORB Automotive Corporation (“ORB” or the “Company”), formerly known as Action Acquisition Corporation ("Action"), was formed in the Cayman Islands on September 27, 2006.

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

GPC was incorporated in October 2009 and acquired 100% of the issued and outstanding capital stock of Shenzhen ORB-Fortune New Materials Co., Ltd. (“Shenzhen ORB”) in May 2010 for RMB 2,672,900 (US $404,000).  The major shareholder of Shenzhen ORB became the major shareholder of GPC after the acquisition. The acquisition was accounted for as a reorganization of entities under common control, with assets and liabilities transferred at their carrying amounts, and the financial statements presented as if the reorganization had occurred retroactively. $241,648 of the $404,000 was recorded as a return of original share capital and the remaining was recorded as a dividend to the original shareholders of Shenzhen ORB.

Shenzhen ORB was incorporated in the Guangdong Province of the People’s Republic of China (“PRC”) in 2005 as a hi-tech enterprise primarily engaged in the development, manufacture and sale of high-performance adhesive seal materials in the PRC. In 2008 the Company deemed it more cost-effective to outsource the manufacture of its products to three original equipment manufacturing (OEM) factories, concentrating its in-house efforts on research and development of new products, as well as the marketing and distribution of its current and future products.  These OEM factories utilize equipment, processes and raw materials established by the Company to manufacture products that bear the ORB label.  The Company provides glass bonding solutions to a wide range of industries, including automobile, ships and boats, construction, and electronics, but currently focusing on the automobile windshields area. The Company is also in the process of developing other auto parts such as bumper, harness, lamp, and cooling liquid.

Action acquired GPC on September 10, 2010 through a share exchange as described above. Under generally accepted accounting principles in the United States of America (“US GAAP”), the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by GPC for the net monetary assets of Action, accompanied by a recapitalization, and is accounted for as a change in capital structure. GPC’s shareholders will own the majority of the shares and will exercise significant influence over the operating and financial policies of the consolidated entity. Pro forma financial information is not applicable as this is not a business combination under Article 11-01 of Regulation S-X and Action is a public shell company with no operations. The post reorganization comparative historical financial statements of Action will be the historical financial statements of GPC and its wholly owned subsidiary, Shenzhen ORB, accompanied by a recapitalization.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The preference shares were automatically converted into 9,888,537 ordinary shares following the consolidation.  On September 10, 2010, 98,885.37 preference shares were converted into 9,888,537 ordinary shares. On November 3, 2010, the Company (i) changed its name from Action Acquisition Corporation to ORB Automotive Corporation and (ii) effected a 1 for 3 consolidation of the Company’s issued and outstanding ordinary shares and (iii) increased the amount of the Company’s authorized ordinary shares from 39,062,500 shares to 100,000,000 shares.  As result of the consolidation and increase in share capital, the par value of the Company’s ordinary shares changed from $0.000128 per share to $0.000384 per share.  As a result, immediately following the consolidation and giving effect to the conversion of the preference shares, the Company had 14,772,511 ordinary shares and no preference shares issued and outstanding.  The reverse stock split of the ordinary shares was retroactively restated.

On November 3, 2010, ORB completed the acquisition of 100% of the equity interest in Hebei Xinhua Rubber Sealing Group Liuzhou Sealing Co., Ltd., a company registered in the PRC (“Liuzhou Rubber Sealing”), from Liuzhou Rubber Sealing’s shareholders. Pursuant to the terms of the stock purchase agreement among the parties, all of the issued and outstanding shares of Liuzhou Rubber Sealing were exchanged for 2.06 million ordinary shares of the Company, valued at $2.21 million. As of December 31, 2010, 2,060,000 shares were issued. Liuzhou Rubber Sealing’s results of operations from November 1, 2010 have been included in the consolidated statement of income; however, the Company is still in the process of legal title transfer with the local authority. As of December 31, 2010, ORB’s equity interest in Liuzhou Rubber Sealing is held in trust for the benefit of ORB until such time as the legal transfer of title is completed in China.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in conformity with US GAAP. The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying financial statements have been translated and presented in United States Dollars (“$” or “USD”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ORB, and its wholly owned subsidiary Liuzhou Rubber Sealing and GPC, together with its wholly owned subsidiary Shenzhen ORB. The "Company" refers collectively to ORB, Liuzhou Rubber Sealing, GPC and Shenzhen ORB. All significant inter-company accounts and transactions were eliminated in consolidation.

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on account receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on management’s analysis noted above, the bad debts allowance was determined by calculating 0.5% of accounts receivable amount at the balance sheet date. Based on historical collection activity, the Company made allowance for bad debts of $17,279 and $5,719 at December 31, 2010 and 2009, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on a weighted average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to net realizable value, if lower. The Company recorded $36,461 and $15,570 of inventory write-down during 2010 and 2009.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets without salvage value and estimated lives of as follows:

Computer and office equipment	5 - 10 years
Motor vehicle	5 years
Electric equipment	3 - 5 years
Plant and machinery	5 - 20 years

Research and Development

Research and development costs are related primarily to the Company testing its new materials in the development stage. Research and development costs are expensed as incurred.  For the years ended December 31, 2010 and 2009, research and development expense was $119,592 and $89,766, respectively.

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. At December 31, 2010 and 2009, the Company had not taken any significant uncertain tax position on its tax return for 2009 and prior years or in computing its tax provision for 2010. The Company is subject to review by the respective tax authorities.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (SAB) 104, (codified in ASC Topic 605, “Revenue Recognition”).  Sales revenue may be recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, or the possible return of the goods. Generally, sales revenue is recognized when the delivery is completed and goods accepted by the customers. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Environmental Costs and Liabilities

Liabilities related to environmental compliance and future remedial costs are recorded when the compliance or remedial efforts are probable and the costs can be reasonably estimated. The PRC adopted environmental laws and regulations that affect the operations of the auto industry. The outcome of environmental liabilities under proposed or future environmental legislation cannot be reasonably estimated at the present time, and could be material. Under existing legislation, however, Company’s management believes that there are no probable liabilities that will have a material adverse effect on the financial condition of the Company.

Both Shenzhen ORB and Liuzhou Rubber Sealing are regulated by local Environmental Protection Agency and have been certified as compliant with all environment standards and requirements for disposal of waste, toxic and hazardous substances. The direct cost associated with environmental handling waste water, exhaust gas, noise and scrap materials were immaterial in 2010 and 2009. The scrap materials are recycled by recycling companies.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During 2010 and 2009, shipping and handling costs were $175,842 and $136,678, respectively.

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

	2010	2009
Net income	$1,914,197	$1,204,124

Weighted average shares outstanding – basic	7,296,262	3,376,575
Effect of dilutive securities:
Convertible preferred shares	6,854,246	9,888,537
Weighted average shares outstanding – diluted	14,150,508	13,265,112

Earnings per share – basic	$0.26	$0.36
Earnings per share – diluted	$0.14	$0.09

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company's operations is calculated based upon local currencies.  As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

As of December 31, 2010 and 2009, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

The Company uses ASC Topic 220 “Comprehensive Income”. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income for 2010 and 2009 included net income and foreign currency translation adjustments.

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

ASC Topic 280 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.  The Company consists of one reportable business segment.  All of the Company's assets are located in the PRC and all of the Company's revenue is generated in the PRC.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. This standard will be adopted effective January 1, 2011.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. This standard will be adopted effective January 1, 2011.

 In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011.

As of December 31, 2010, there are no other recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

3. RESTRICTED CASH, BILLS PAYABLE – BANK ACCEPTANCES

Restricted cash at December 31, 2010 represented $1,473,914 held in the bank as collateral for the bank to issue the same amount of bank acceptances.  The Company endorses the bank acceptances to vendors as payment of their own obligations.  Most of the bank acceptances usually have maturities of less than six months.

4. BILLS RECEIVABLE

Bills receivable represented an instrument which contains an unconditional order to pay a certain amount on an agreed date.  It is used as an assurance for customers making the payment on time according to the agreed terms when the goods are sold on credit and payment is deferred to a future date.  As of December 31, 2010 and 2009, bills receivable was $423,903 and $87,871, respectively. $179,685 of bill receivable as of December 31, 2010 was secured against bank loan. (Note 15)

5. OTHER RECEIVABLES

Other receivables consisted of the following at December 31, 2010 and 2009 as following:

	2010	2009
Advance to employees	$206,041	$198,844
Short term advances to non-related parties	49,905	18,539
Guarantee deposit for loan payable	301,991	-
Deposits	16,456	-
	$574,393	$217,383

Cash advance to employees and short term advances to non-related parties are non-interest bearing and payable upon demand.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

 6. PREPAYMENT

Prepayment consisted of the following at December 31, 2010 and 2009 as following:

	2010	2009
Payment to OEM factory and suppliers	$3,562,555	$468,771
Consulting fee	144,956	-
Others	85,124	-
	$3,792,635	$468,771

Prepayment was mainly the payment to several OEM factories and suppliers for future product deliveries. Others represented certain operating expenses prepaid by the Company.

7. INVENTORY

Inventory consisted of finished goods and raw material at December 31, 2010 and 2009 as following:

	2010	2009
Finished goods	$1,538,716	$531,387
Raw material	499,482	31,153
Work in process	304,824	-
Total	2,343,022	562,540
Impairment of inventory	(37,269)	(15,572)
	$2,305,753	$546,968

8. OTHER PAYABLE TO SHENZHEN ORB ORIGINAL SHAREHOLDERS

The amount represents an unsecured and non interest-bearing loan payable to the original shareholders of Shenzhen ORB for the acquisition of Shenzhen ORB by GPC and is due on demand (See Note 1).

9. PROPERTY AND EQUIPMENT, NET

As of December 31, 2010 and 2009, property and equipment consisted of the following:

	2010	2009
Office equipment	$155,431	$11,320
Plant and machinery	2,796,396	527,225

Electric equipment	56,640	-
Motor vehicle	65,854	-
Total	3,074,321	538,545
Less: Accumulated depreciation	(728,343)	(116,970)
	$2,345,978	$421,575

Depreciation expense was $100,651 and $53,837 for 2010 and 2009, respectively.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

10. CONSTRUCTION IN PROGRESS

The construction in progress represented the projects for office improvement and installation of new machinery. As December 31, 2010 and 2009, the balance was $24,800 and $0, respectively.

11. INTANGIBLE ASSETS

The intangible assets represent financial software. The balance as of December 31, 2010 was $5,535.  For the year ended December 31, 2010, the amortization expense was $254.

12. MAJOR CUSTOMERS AND VENDORS

Two major customers accounted for 70% (51% and 19% for each) and 79% (50% and 29% for each) of sales for 2010 and 2009, respectively. Accounts receivable from these customers amounted to $1,733,878 as of December 31, 2010. If these customers were lost, it is unlikely that the Company would be able to replace the lost revenue, at least in the near term.

The Company purchased its products from three major vendors during 2010 with each accounting for 26%, 17% and 10% of purchases, respectively. Accounts payable to these vendors were $0 as of December 31, 2010. The Company had four major vendors during 2009 with each vendor accounting for 60%, 15%, 10% and 10% of the total purchases.

13. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2010 and 2009, respectively:

	2010	2009
Other payables	$41,193	$-
Accrued salaries	96,251	10,685
Total	$137,444	$10,685

14. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2010 and 2009:

	2010	2009
Value-added tax payable	$202,811	$48,209
Education surtax and other taxes payable	17,133	1,928
Income tax payable	1,721,319	499,842
Total	$1,941,263	$549,979

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

15. SHORT TERM LOANS

The Company was obligated for the following short term loans at December 31, 2010 and 2009:

	2010	2009
From a commercial bank in the PRC for RMB 5,000,000, entered into on May 1, 2010 with maturity on May 1, 2011; RMB 3,000,000 entered into on June 30, 2010 and payable on demand; RMB 2, 000,000 entered into on July 22, 2010 and payable on demand. The loans bear interest at 6.9% per annum. These loans are guaranteed by Liuzhou Credit Guarantee Co., Ltd, a company specifically providing the credit guarantees for Small and Medium-sized Enterprises. The loans were used for working capital.	$1,509,958	$-
On June 24, 2010, the Company obtained a loan from an industrial and commercial bank in PRC for RMB 10,000,000 with maturity on June 24, 2011. The loan bear interest at 5.31% per annum. The loan is guaranteed by Guangxi Huibang Investment Guarantee Co., Ltd. The loan was used for working capital.	1,509,958	-
On December 16, 2010, the Company obtained a loan from a commercial bank in PRC for RMB 1,000,000 with maturity on June 14, 2011. The interest rate is currently 6.12% per annum, which was 120% of the borrowing rate of The People’s Bank, and adjusted quarterly. The loan was used for working capital. The loan is secured against bill receivable of $179,685. (Note 4)	150,996	-
	$3,170,912	$-

16.  LONG TERM PAYABLE - SUBSIDY RECEIVED IN ADVANCE

The subsidy received in advance represents an interest free long-term loan from local government, as support for the Company’s technological innovation.  As of December 31, 2010 and 2009, the long term loan was $184,970 (RMB 1,225,000) and $0, respectively. The loan is not required to be repaid upon the passing of project inspection by government. The project is currently in the stage of technological innovation.

17. COMMON STOCK AND STOCK COMPENSATION

On October 22, 2010, the Company granted its legal counsel and consultant 150,740 shares of common stock each, valued at $1.076 per share for services provided to the Company in the reverse merger. The stock price was determined at the Company’s 2010 earnings per share (excluding the net income of Liuzhou Rubber Sealing) multiplied by the average P/E ratio of 5 similar companies at grant date. During 2010, the Company recorded $324,277 as stock compensation expense.

18. INCOME TAXES

There is no income tax for companies domiciled in the Cayman Islands and British Virgin Islands. Accordingly, the Company’s consolidated financial statements do not present any income tax provisions related to Cayman Islands and British Virgin Islands tax jurisdiction where the US parent company ORB and GPC are domiciled, respectively.

Shenzhen ORB is governed by the Income Tax Law of the PRC concerning private-run enterprises in special district. Prior to 2008, Shenzhen ORB was subject to tax at a statutory rate of 15% on income reported in the statutory financial statements after appropriated tax adjustments.  According to the new income tax law that became effective January 1, 2008, for those enterprises to which the 15% tax rate was previously applicable, the applicable rates shall be gradually increased over a five-year period to reach the new statutory income tax rate of 25% as follows:

Year	Tax Rate
2007	15%
2008	18%
2009	20%
2010	22%
2011	24%
2012	25%

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Liuzhou Rubber Sealing is governed by the Income Tax Law of the PRC concerning private-run enterprises,  and is subject to tax at a statutory rate of 25% for 2010 and 2009 on income reported in the statutory financial statements after appropriated tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for 2010 and 2009:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(9.5)%	(9.0)%
Effect of tax holiday	(0.9)%	(5.0)%
Other	2.7%	0.3%
Effective income tax rate	26.3%	20.3%

Deferred tax assets at December 31, 2010 and 2009 consist of the following:

Deferred tax asset arising from	2010	2009
Tax and book basis difference of fixed assets of Liuzhou Rubber Sealing due to the acquisition by ORB	$8,763	$-
Total	8,763	-
Less valuation allowance	-	-
Net deferred tax asset	$8,763	$-

19. ACQUISITION OF LIUZHOU RUBBER SEALING AND UNAUDITED PRO FORMA INFORMATION

On November 3, 2010, ORB completed the acquisition of 100% of the equity interest in Liuzhou Rubber Sealing. Pursuant to the terms of the stock purchase agreement among the parties, all of the issued and outstanding shares of Liuzhou Rubber Sealing were exchanged for 2.06 million ordinary shares of the Company. The fair value of the consideration transferred was valued at an amount of $1.072 per share, which was the Company’s 2010 earnings per share (excluding the net income of Liuzhou Rubber Sealing) multiplied by the average P/E ratio of 5 similar companies.  For convenience of reporting the acquisition for accounting purposes, November 1, 2010 has been designated as the acquisition date. The Company expects synergy from combining the operations. Revenue and net income of Liuzhou Rubber Sealing included in the consolidated income statement for 2010 was $2,056,097 and $361,383, respectively. At the acquisition date, all contractual cash flows are expected to be collected.

The purchase price for Liuzhou Rubber Sealing was 2,060,000 shares of common stock equivalent to $2,207,453. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at acquisition date are used for the purpose of purchase price allocation.  The excess of the fair value of the net assets acquired over the purchase price $172,518 was recorded as bargain purchase gain.

Cash	$52,000
Restricted cash	793,787
Accounts receivable	17,169
Note receivable	1,046,213
Other receivables	319,739
Prepaid expenses	2,085,935
Due from shareholder	74,449
Inventory	2,197,593
Property and equipment	1,899,100
Construction in progress	24,548
Intangible assets	5,732
Deferred tax assets	8,762
Accounts payable	(1,155,682)
Bills payable	(793,787)
Accrued liabilities and other payables	(179,412)
Taxes payable	(567,410)
Loans payable	(3,448,765)
Subtotal	2,379,971
Purchase price	2,207,453
Bargain purchase gain	$172,518

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The following unaudited pro forma consolidated results of operations for ORB and Liuzhou Rubber Sealing for the years ended December 31, 2010 and 2009 presents the operations of ORB and Liuzhou Rubber Sealing as if the acquisitions occurred on January 1, 2009.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	2010	2009
Net revenue	$16,541,875	$10,089,437
Cost of revenue	10,516,680	6,523,009

Gross profit	6,025,195	3,566,428
Total operating expenses	1,794,026	957,507

Income from operations	4,231,169	2,608,921
Total non-operating income (expense)	(306,812)	51,942

Income before income tax	3,924,357	2,660,863
Income tax	980,332	528,583

Net income	$2,944,025	$2,132,280

Weighted average shares outstanding	9,023,276	5,436,575

Earnings per share	$0.33	$0.39

20. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company’s operating subsidiary, Shenzhen ORB is now only required maintaining statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company’s Chinese subsidiaries are required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the registered capital.  As of December 31, 2010 and 2009, the Company’s Chinese subsidiaries had statutory reserve of $339,560 and $140,590, respectively.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company’s Chinese subsidiaries can elect to transfer 5% to 10% of its net income. The Company’s Chinese subsidiaries did not make any contribution to this fund for 2010 and 2009.

This fund can only be utilized on capital items for the collective benefit of the Company’s Chinese subsidiaries employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

21. COMMITMENTS

Rents

During 2009 and 2010, Shenzhen ORB and Liuzhou Rubber Sealing entered into several cancellable and non-cancellable warehouse and office lease agreements with monthly payments that vary from $111 to $3,857 and the maturity date from January 31, 2011 to September 30, 2019. The minimum rental payments for the non-cancellable operating lease is approximately $2,600 for the year ending December 31, 2011.  The lease expires on December 31, 2011.  Total rental expense for 2010 and 2009 was $190,676 and $25,479, respectively.

Consulting Service

On March 1, 2010, Shenzhen ORB entered into a consulting service agreement expiring on December 31, 2010 with a consulting company. In August 2010, this agreement was extended until December 31, 2011. Under the agreement, this consulting company will provide a feasibility study report for the expansion of new product lines, identify no less than five acquisition targets for the Company and guide the Company in the consummation of any such acquisitions. The total consulting fee is approximately $282,800 (RMB 1.92 million). Shenzhen ORB paid 50% of the consulting fee upon signing of the agreement, and will pay the remaining 50% of the consulting fee upon completion of the acquisition. Shenzhen ORB recorded the payment of first 50% of consulting fee as prepayment at December 31, 2010, and will expense it to general and administrative expense when the consulting service is rendered by the consulting firm. The Company recorded expense of $0 during 2010. Based on the agreement, the Company can be subjected to a late payment penalty of two times the PRC’s Bank of China short-term loan interest rate. An affiliate of the consulting company is a director of Shenzhen ORB.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES (FORMERLY: ACTION ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

22. OPERATING RISKS

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of April, 2011.

ORB AUTOMOTIVE CORPORATION

By:	/s/ Junning Ma
Junning Ma
President and Chief Executive Officer

Power of Attorney

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each of the undersigned hereby appoints Morgan Simpson and William Uchimoto his true and lawful attorney-in-fact and agent, for him and in his name and place, to sign the name of the undersigned in the capacity or capacities indicated below to the Annual Report of ORB Automotive Corporation on Form 10-K for the year ended December 31, 2010 and any and all amendments to such Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with all necessary or appropriate governmental or other entities, including, but not limited to, the Securities and Exchange Commission, granting to such attorney-in-fact and agent full power and authority to perform each act necessary to be done as fully to all intents and purposes as he might do in person, hereby ratifying and confirming all that such attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Junning Ma
Junning Ma	President, Chief Executive Officer and	April 15, 2011
Chairman of the Board
(Principal Executive Officer)

/s/ Guanging Xu
Guangning Xu	Vice Chief Financial Officer	April 15, 2011
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Morgan Simpson
Morgan Simpson	Director	April 15, 2011

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Memorandum of and Articles of Association of the Company (incorporated by reference to Exhibit 3 of the Company’s Quarterly Report on Form 10-Q filed on May 15, 2008 (SEC File No. 000-52341))

4.1	Specimen Stock Certificate for Ordinary Shares (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q filed on November 22, 2010 (SEC File No. 000-52341))

10.1
Share Exchange Agreement dated September 10, 2010 by and among Action and its controlling shareholders, and GPC and GPC’s shareholders (incorporated by reference to Exhibit 10.1 of Amendment No. 3 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on January 11, 2011)

10.2
English Translation of Labor Contract between Shenzhen ORB and Guangning Xu (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on September 16, 2010)

10.3
English Translation of Patent License Agreement between Shenzhen ORB and Junning Ma (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on September 16, 2010)

10.4
English Translation of Standard Form of Material Purchasing and Selling Contract used by Shenzhen ORB. (incorporated by reference to Exhibit 10.4 of Amendment No. 2 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on December 1, 2010)

10.5
English Translation of Form of OEM Cooperation Agreement for Polyurethane Adhesives by and between Shenzhen ORB and Sanyou (Tianjin) Polymer Technology Co., Ltd (an OEM for Shenzhen ORB) (incorporated by reference to Exhibit 10.5 of Amendment No. 2 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on December 1, 2010)

10.6
English Translation of Non-Disclosure Agreement between Shenzhen ORB and Sanyou (Tianjin) Macromolecuar Technology Co., Ltd. (incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on December 1, 2010)

10.7
English Translation of Form of Annual Supply Agreement by and between Shenzhen ORB and Dongguan Pusaida Seal Adhesive Co., Ltd (an OEM for Shenzhen ORB) (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on December 1, 2010)

10.8
English Translation of Non-Disclosure Agreement between Shenzhen ORB and Dongguan Pusaida Seal Adhesive Co., Ltd (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on December 1, 2010)

10.9
English Translation of Form of Purchase and Sales Contract by and between Shenzhen ORB and Shanghai Arhys Donntal Chemicals Co., Ltd (an OEM for Shenzhen ORB) (incorporated by reference to Exhibit 10.9 of Amendment No. 2 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on December 1, 2010)

10.10
English Translation of Non-Disclosure Agreement between Shenzhen ORB and Shanghai Arhys Donntal Chemicals Co., Ltd (incorporated by reference to Exhibit 10.10 of Amendment No. 2 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on December 1, 2010)

10.11
English Translation of Lease Agreement for Shenzhen ORB’s headquarters located at Room O-R, Floor 23, Building A, Fortune Plaza, Shennan Road. Futian District, Shenzhen (incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on December 1, 2010)

10.12
English Translation of Lease Agreement for Manufacturing facility located at No. 5 Factory Building, Qiaotou FuQiao Industrial Zone, Anbao District, Fuyong town, Shenzhen (incorporated by reference to Exhibit 10.12 of Amendment No. 2 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on December 1, 2010)

10.13
Consulting Agreement, dated as of September 1, 2010, between the Company and Nautilus Capital Partners (incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on December 1, 2010)

10.14
Engagement Letter Agreement, dated July 13, 2010, between Shenzhen ORB and Maxim Group LLC (incorporated by reference to Exhibit 10.14 of Amendment No. 2 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on December 1, 2010)

10.15
English Translation of Lease Agreement for manufacturing facility located at No. 1 Liutai Road, Liunan district, Liuzhou, Guangxi (incorporated by reference to Exhibit 10.15 of Amendment No. 2 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on December 1, 2010)

10.16
English Translation of Lease Agreement for facility located at No. 3-4, Unit 3, Building 3, Guian Garden, Yanghe Garden, Jiangbei District, Chongqing (incorporated by reference to Exhibit 10.16 of Amendment No. 2 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on December 1, 2010)

10.17
Description of Oral Agreement amending the Share Exchange Agreement, dated September 10, 2010 by and among Action and its controlling shareholders, and GPC and GPC’s shareholders. (incorporated by reference to Exhibit 10.17 of Amendment No. 3 to the Company’s Current Report on Form 8-K (SEC File No. 000-52341) filed with the SEC on January 11, 2011)

10.18	English Translation of Lease Agreement for Liuzhou Rubber Sealing manufacturing facility, effective April 20, 2007

10.19	English Translation of Lease Agreement for Liuzhou Rubber Sealing office and warehouse facility, effective March 8, 2010

10.20	English Translation of Lease Agreement for Shenzhen ORB office and warehouse facility, effective January 1, 2011

10.21	English Translation of Lease Agreement for Shenzhen ORB machine workshop facility, effective February 1, 2011

10.22	English Translation of Lease Agreement for Liuzhou Rubber Sealing workshop facility, effective September 1, 2010

21	List of Subsidiaries

24	Powers of Attorney (included in signature page).

31.1	Certification of our Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2	Certification of our Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1	Certification of our Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of our Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.