Form 10-Q
period 2011-03-31
ORB Automotive
filed 2011-05-23
CIK 1381805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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

N/A
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
Yes           ☐      No           ☒

On May 18, 2011, 18,370,634 shares of the registrant's ordinary stock, par value $0.000384 were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

ORB AUTOMOTIVE CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010 (AUDITED)

	2011	2010
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$578,370	$887,696
Restricted cash	1,666,103	1,473,914
Accounts receivable, net	1,933,177	3,156,318
Bills receivable	1,518,379	423,903
Other receivables, net	529,743	574,393
Deposits	15,501	15,346
Prepayment	4,173,364	3,792,635
Inventory	2,898,167	2,305,753

Total current assets	13,312,804	12,629,958

NONCURRENT ASSETS
Property and equipment, net	2,325,745	2,345,978
Prepayment for equipment purchases	428,033	-
Construction in progress	38,980	24,800
Deferred tax assets	8,497	8,763
Intangible assets, net	5,203	5,535

Total noncurrent assets	2,806,458	2,385,076

TOTAL ASSETS	$16,119,262	$15,015,034

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$430,568	$625,993
Bills payable	1,666,103	1,473,914
Accrued liabilities and other payables	278,910	137,444
Taxes payable	2,012,368	1,941,263
Short term loans	3,381,429	3,170,912
Loan from related party	76,261	-
Other payable - related party	40,000	-
Other payable to Shenzhen ORB original shareholders	407,678	403,597

Total current liabilities	8,293,317	7,753,123

LONG TERM PAYABLE - SUBSIDY RECEIVED IN ADVANCE	186,840	184,970

TOTAL LIABILITIES	8,480,157	7,938,093

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.000128 par value, 781,250 shares authorized, 0 and 0 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.000384 par value, 100,000,000 shares authorized, 17,133,991shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	6,579	6,579
Additional paid in capital	2,672,319	2,672,319
Statutory reserve	360,388	339,560
Accumulated other comprehensive income	339,741	262,121
Retained earnings	4,260,078	3,796,362

Total stockholders' equity	7,639,105	7,076,941

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,119,262	$15,015,034

See accompanying notes to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

Net sales	$4,074,309	$923,069

Cost of goods sold	2,818,744	557,788

Gross profit	1,255,565	365,281

Operating expenses
Selling expenses	150,850	53,692
General and administrative expenses	322,470	60,450
Research and development expense	30,404	32,878

Total operating expenses	503,724	147,020

Income from operations	751,841	218,261

Non-operating income (expenses)
Interest income (expense)	(72,593)	241
Other income (expenses)	(796)	-

Total non-operating income (expenses), net	(73,389)	241

Income before income tax	678,452	218,502

Income tax expense	189,827	43,592

Net income	$488,625	$174,910

Other comprehensive item
Foreign currency translation	77,620	731

Comprehensive Income	$566,245	$175,641

Basic weighted average shares outstanding	17,133,991	3,376,575

Diluted weighted average shares outstanding	17,133,991	3,376,575

Basic earnings per share	$0.03	$0.05

Diluted earnings per share	$0.03	$0.05

See accompanying notes to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$488,625	$174,910
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	82,435	13,767
Changes in deferred tax	445	-
Decrease (increase) in current asset:
Accounts receivable	1,249,949	381,342
Bills receivable	(1,085,751)	87,888
Restricted cash	(176,562)	-
Prepayment	(340,983)	(742,289)
Other receivables	50,658	12,313
Inventory	(566,780)	53,101
Deposits	-	(585)
Increase (decrease) in current liabilities:
Accounts payable	(201,339)	(26,220)
Bills payable	176,562	-
Accrued liabilities and other payables	139,754	2,066
Taxes payable	51,265	43,344

Net cash used in operating activities	(131,722)	(363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment for equipment purchases	(426,290)	-
Construction in progress	(13,872)	-
Acquisition of property & equipment	(38,635)	-

Net cash used in investing activities	(478,797)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans	177,725	-
Other payable - related party	39,837	-
Loan from related party	75,951	-

Net cash provided by financing activities	293,513	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	7,680	83

NET DECREASE IN CASH & CASH EQUIVALENTS	(317,006)	(363)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	887,696	299,719

CASH & CASH EQUIVALENTS, END OF PERIOD	$578,370	$299,439

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$26,240	$-
Cash paid for income tax	$70,817	$1,940

See accompanying notes to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ORB Automotive Corporation (“ORB” or the “Company”), formerly known as Action Acquisition Corporation ("Action"), was formed in the Cayman Islands on September 27, 2006.

Effective September 10, 2010, the Company and its controlling shareholders entered into a share exchange agreement with Grand Power Capital, Inc., a British Virgin Islands business company (“GPC”), and the GPC shareholders. Pursuant to the agreement, Action issued an aggregate of 10,129,725 ordinary shares and 98,885.37 preference shares to GPC shareholders. With the exception of the shares of GPC held by Apollo Enterprises International, Inc., each share of GPC capital stock was exchanged for approximately 1,327 ordinary shares of the Company. The remaining shares of GPC held by Apollo Enterprises International, Inc. were exchanged for 98,885.37 preference shares of the Company. Each preference share was automatically convertible into 100 ordinary shares of the Company upon receipt of the approval by the Company shareholders of a proposed increase in the number of authorized ordinary shares from 39,062,500 shares to 100,000,000 shares. Upon effectiveness of the share exchange, the Company had 14,651,922 (pre-split) ordinary shares and 98,885.37 preference shares issued and outstanding. Upon consummation of the share consolidation and automatic conversion of the 98,885.37 preference shares issued to Apollo Enterprises International, Inc., there were 14,772,511 (post-split) ordinary shares and no preference shares of the Company's capital stock issued and outstanding, approximately 90% of which are held by the former GPC shareholders. The shareholders of the Company immediately prior to the completion of these transactions hold 10% of the issued and outstanding ordinary shares of the Company. As a result of the transaction, GPC became a wholly owned subsidiary of the Company.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

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

On November 3, 2010, ORB completed the acquisition of 100% of the equity interest in Hebei Xinhua Rubber Sealing Group Liuzhou Sealing Co., Ltd., a company registered in the PRC (“Liuzhou Rubber Sealing”), from Liuzhou Rubber Sealing’s shareholders. Pursuant to the terms of the stock purchase agreement among the parties, all of the issued and outstanding shares of Liuzhou Rubber Sealing were exchanged for 2.06 million ordinary shares of the Company, valued at $2.21 million. As March 31, 2011, 2,060,000 shares were issued. Liuzhou Rubber Sealing’s results of operations from November 1, 2010 have been included in the consolidated statement of income; however, the Company is still in the process of legal title transfer with the local authority. As of March 31, 2011, ORB’s equity interest in Liuzhou Rubber Sealing is held in trust for the benefit of ORB until such time as the legal transfer of title is completed in China.

The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$” or “USD”).

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on account receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on management’s analysis noted above, the bad debts allowance was determined by calculating 0.5% of accounts receivable amount at the balance sheet date. Based on historical collection activity, the Company made allowance for bad debts of $17,453 and $17,279 at March 31, 2011 and December 31, 2010, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on a weighted average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to net realizable value, if lower. The Company recorded $0 inventory write-down during the three months ended March 31, 2011 and 2010.

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

Research and Development

Research and development costs are related primarily to the Company testing its new materials in the development stage. Research and development costs are expensed as incurred.  For the three months ended March 31, 2011 and 2010, research and development expense was $50,132 and $32,878, respectively.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. At March 31, 2011 and December 31, 2010, the Company had not taken any significant uncertain tax position on its tax return for 2009 and prior years or in computing its tax provision for 2010. The Company is subject to review by the respective tax authorities.

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

Both Shenzhen ORB and Liuzhou Rubber Sealing are regulated by local Environmental Protection Agency and have been certified as compliant with all environment standards and requirements for disposal of waste, toxic and hazardous substances. The direct cost associated with environmental handling waste water, exhaust gas, noise and scrap materials were immaterial in the three months ended March 31, 2011 and 2010. The scrap materials are recycled by recycling companies.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2011 and 2010, shipping and handling costs were $32,941 and $19,751, respectively.

Basic and Diluted Earnings per Share (EPS)

Basic earnings per common share are based on the weighted average number of shares outstanding during the periods presented. Diluted earnings per share are computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period. Since the Company does not have any outstanding common share equivalents, the basic and diluted earnings per share are the same.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

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

As of March 31, 2011 and December 31, 2010, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value.

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

The Company uses ASC Topic 220 “Comprehensive Income”. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income for the three months ended March 31, 2011 and 2010 included net income and foreign currency translation adjustments.

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

Recently Adopted Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310). This update requires new disclosures and enhances current disclosures about the allowance for credit losses and the credit quality of financing receivables. However, the following receivables are excluded from the scope of this amendment: receivables measured at fair value with changes included in earnings and receivables measured at lower of cost or market and trade receivables with contractual maturities of one year or less that arose from the sale of goods or services. This standard is effective for interim and annual periods ending on or after December 15, 2010. The Company adopted the disclosure requirements effective January 1, 2011.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that provides disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosure requirements effective January 1, 2011.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt the disclosure requirements for any business combination in 2011.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

3. RESTRICTED CASH, BILLS PAYABLE – BANK ACCEPTANCES

Restricted cash at March 31, 2011 and December 31, 2010 represented $1,666,103 and $1,473,914 held in the bank as collateral for the bank to issue the same amount of bank acceptances.  The Company endorses the bank acceptances to vendors as payment of their own obligations.  Most of the bank acceptances usually have maturities of less than six months.

4. BILLS RECEIVABLE

Bills receivable represented an instrument which contains an unconditional order to pay a certain amount on an agreed date.  It is used as an assurance for customers making the payment on time according to the agreed terms when the goods are sold on credit and payment is deferred to a future date.  As of March 31, 2011 and December 31, 2010, bills receivable was $1,518,379 and $423,903, respectively. $343,983 and $179,685 of bills receivable as of March 31, 2011 and December 31, 2010 was used as collateral for bank loans (Note 15).

5. OTHER RECEIVABLES

Other receivables consisted of the following at March 31, 2011 and December 31, 2010 as following:

	2011	2010
Advance to employees	$208,076	$206,041
Short term advances to non-related parties	-	49,905
Guarantee deposit for loan payable	305,045	301,991
Deposits	16,622	16,456
	$529,743	$574,393

Cash advance to employees and short term advances to non-related parties are non-interest bearing and payable upon demand.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

6. PREPAYMENT

Prepayment consisted of the following at March 31, 2011 and December 31, 2010 as following:

	2011	2010
Payment to OEM factory and suppliers	$4,055,193	$3,562,555
Consulting fee	-	144,956
Others	118,171	85,124
	$4,173,364	$3,792,635

Prepayment was mainly the payment to several original equipment manufacturer (OEM) factories and suppliers for future product deliveries. Others represented certain operating expenses prepaid by the Company. (See note 21).

7. INVENTORY

As of March 31, 2011 and December 31, 2010, inventory consisted of the following:

	2011	2010
Finished goods	$2,047,843	$1,538,716
Raw material	452,806	499,482
Work in process	397,518	304,824
Total	2,898,167	2,343,022
Impairment of inventory	-	(37,269)
	$2,898,167	$2,305,753

8. OTHER PAYABLE TO SHENZHEN ORB ORIGINAL SHAREHOLDERS

The amount represents an unsecured and non interest-bearing loan payable to the original shareholders of Shenzhen ORB for the acquisition of Shenzhen ORB by GPC and is due on demand (See Note 1).

9. PROPERTY AND EQUIPMENT, NET

As of March 31, 2011 and December 31, 2010, property and equipment consisted of the following:

	2011	2010
Office equipment	$159,839	$155,431
Plant and machinery	2,853,742	2,796,396
Electric equipment	58,540	56,640
Motor vehicle	73,505	65,854
Total	3,145,626	3,074,321
Less: Accumulated depreciation	(819,881)	(728,343)
	$2,325,745	$2,345,978

Depreciation expense was $82,048 and $13,706 for the three months ended March 31, 2011 and 2010, respectively.

10. CONSTRUCTION IN PROGRESS

The construction in progress represented the projects for office improvement and installation of new machinery. As of March 31, 2011 and December 31, 2010, the balance was $38,980 and $24,800, respectively.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

11. INTANGIBLE ASSETS

The intangible assets represent financial software. The balance as of March 31, 2011 and December 31, 2010 was $5,203 and $5,535.  For the three months ended March 31, 2011 and 2010, the amortization expense was $386 and $0, respectively.

12. MAJOR CUSTOMERS AND VENDORS

One major customer accounted for 83% of net sales for the three months ended March 31, 2011. Two major customers accounted for 83% (55% and 28% for each) of net sales for the 2010 period, respectively. Accounts receivable from these customers amounted to $995,512 and $1,733,878 as of March 31, 2011 and December 31, 2010. If these customers were lost, it is unlikely that the Company would be able to replace the lost revenue, at least in the near term.

The Company purchased its products from three major vendors during the three months ended March 31, 2011 with each accounting for 14%, 11% and 10% of purchases, respectively. Accounts payable to these vendors were $0 as of March 31, 2011. The Company had three major vendors during the 2010 period with each vendor accounting for 45%, 31% and 15% of the total purchases.

13. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2011 and December 31, 2010 respectively:

	2011	2010
Other payables	$180,598	$41,193
Accrued salaries	98,312	96,251
Total	$278,910	$137,444

14. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Value-added tax payable	$106,320	$202,811
Education surtax and other taxes payable	8,664	17,133
Income tax payable	1,897,384	1,721,319
Total	$2,012,368	$1,941,263

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

15. SHORT TERM LOANS

The Company was obligated for the following short term loans at March 31, 2011 and December 31, 2010:

	2011	2010
From a commercial bank in the PRC for RMB 5,000,000, entered into on May 1, 2010 with maturity on May 1, 2011; RMB 3,000,000 entered into on June 30, 2010 and payable on demand; RMB 2,000,000 entered into on July 22, 2010 and payable on demand. The loans bear interest at 6.9% per annum. These loans are guaranteed by Liuzhou Credit Guarantee Co., Ltd, a company specifically providing the credit guarantees for Small and Medium-sized Enterprises. The loans were used for working capital.	$1,525,227	$1,509,958

On June 24, 2010, the Company obtained a loan from an industrial and commercial bank in PRC for RMB 10,000,000 with maturity on June 24, 2011. The loan bears interest at 5.31% per annum. The loan is guaranteed by Guangxi Huibang Investment Guarantee Co., Ltd. The loan was used for working capital.	1,525,227	1,509,958

On December 16, 2010, the Company obtained a loan from a commercial bank in PRC for RMB 1,000,000 with maturity on June 14, 2011. The interest rate is currently 6.12% per annum, which was 120% of the borrowing rate of The People’s Bank, and adjusted quarterly. The loan was used for working capital. The loan is secured against bill receivable of $181,126. (Note 4)	152,523	150,996

During first quarter of 2011, the Company obtained two loans from two unrelated persons in PRC for RMB 220,000. The loan has maturity on demand and interest rate is currently 20% per annum and used for temporary working capital	33,555	-

On January 1, 2011, the Company obtained a loan from a commercial bank in PRC for RMB 950,000 with maturity on June 30, 2011. The interest rate is currently 6.12% per annum, which was 120% of the borrowing rate of The People’s Bank, and adjusted quarterly. The loan was used for working capital. The loan is secured against bill receivable of $162,857 (Note 4)	144,897	-

	$3,381,429	$3,170,912

16. RELATED PARTY TRANSACTIONS

Loan from Related Party

The Company obtained a short-term loan from one its manager for $76,261 (RMB 500,000) during first quarter of 2011. The loan has maturity on demand and interest rate is currently 20% per annum and used for temporary working capital.

Other Payable – Related Party

Other payable represented certain Company’s expenses paid by the Company’s CEO, which will be repaid to the CEO upon demand and without interest.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

17.  LONG TERM PAYABLE - SUBSIDY RECEIVED IN ADVANCE

The subsidy received in advance represents an interest free long-term loan from local government, as support for the Company’s technological innovation.  As of March 31, 2011 and December 31, 2010, the long term loan was $186,840 and $184,970 (RMB 1,225,000), respectively. The loan is not required to be repaid upon the passing of project inspection by government. The project is currently in the stage of technological innovation.

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

Liuzhou Rubber Sealing is governed by the Income Tax Law of the PRC concerning private-run enterprises, and is subject to tax at a statutory rate of 25% for 2011 and 2010 on income reported in the statutory financial statements after appropriated tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010:

	2011	2010
US statutory rates	34.0%	34.0%
Tax rate difference	(9.8)%	(9.0)%
Effect of tax holiday	2.4%	(3.0)%
Other	1.4%	(2.0)%
Effective income tax rate	28.0%	20.0%

Deferred tax assets at March 31, 2011 and December 31, 2010 consisted of the following:

Deferred tax assets arising from	2011	2010
Tax and book basis difference of fixed assets of Liuzhou Rubber Sealing due to the acquisition by ORB	$8,497	$8,763
Less valuation allowance	-	-
Net deferred tax asset	$8,497	$8,763

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

The provision for income tax for the three months ended March 31, 2011 and 2010 consisted of the following:

	2011	2010
Income tax expense – current	$189,392	$43,592
Income tax expense – deferred	435	-
Total income tax expense	$189,827	$43,592

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

The following unaudited pro forma consolidated results of operations for ORB and Liuzhou Rubber Sealing for the three months ended March 31, 2010 presents the operations of ORB and Liuzhou Rubber Sealing as if the acquisitions occurred on January 1, 2010.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

2010
Net revenue	$2,660,379
Cost of revenue	1,745,797

Gross profit	914,582
Total operating expenses	325,132

Income from operations	589,450
Total non-operating expense	(48,315)

Income before income tax	541,135
Income tax	124,250

Net income	$416,885

Weighted average shares outstanding	3,376,575

Earnings per share	$0.12

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

20. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company’s operating subsidiary, Shenzhen ORB is now only required maintaining statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company’s Chinese subsidiaries are required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the registered capital.  As of March 31, 2011 and December 31, 2010, the Company’s Chinese subsidiaries had statutory reserve of $360,388 and $339,560, respectively.

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

21. COMMITMENTS

Rents

Shenzhen ORB and Liuzhou Rubber Sealing entered into several cancellable and non-cancellable warehouse and office lease agreements with monthly payments that vary from $111 to $11,200 and the maturity date from January 31, 2011 to September 30, 2019.    All non cancellable operating leases expire within a one year period from the balance sheet date.  Total rental expenses for the three months ended March 31, 2011 and 2010 were $92,808 and $12,754, respectively.

Consulting Service

On March 1, 2010, Shenzhen ORB entered into a consulting service agreement expiring on December 31, 2010 with a consulting company. In August 2010, this agreement was extended until December 31, 2011.
 During the quarter ended March 31, 2011, the agreement was cancelled and the prepayment $146,421 (RMB 960,000) was refunded. (See note 6.)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

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

23. SUBSEQUENT EVENTS

Private Placement

On May 4, 2011, the Company entered into one or more Securities Purchase Agreements with a number of accredited investors in connection with a private placement transaction pursuant to which the Company issued 1,236,641 shares of ordinary stock, par value $0.000384 per share, and warrants to purchase thirty percent (30%) of one (1) share of the ordinary stock.  The aggregate purchase price for the shares and warrants was approximately $1.45 million.  The Company paid no underwriting discounts or commissions in connection with the transaction.  The warrants are immediately exercisable, expire on the five year anniversary of their issuance and entitle their holders to purchase up to 370,938 ordinary shares at an initial exercise price of $1.47 per share.

The Company agrees to reserve from issuance up to 4,273,504 Ordinary Shares (the “Make-Good Shares”).  The Make-Good Shares shall be reserved for the benefit of the Investors, and shall be issued to the Investors in the event the Company fails to achieve 90% of either of the following financial Performance Thresholds for the 12-month periods ending December 31, 2011 and December 31, 2012:

(1)
For 2011, audited Net Income under US GAAP, but increased by any cash or non-cash charges incurred as a result of the Offering, including without limitation, as a result of the issuance, exercise or any anti-dilution adjustment, equals or exceeds Seven Million Dollars ($7,000,000 Performance Threshold);

(2)
For 2012, audited Net Income under US GAAP, but increased by any cash or non-cash charges incurred as a result of the Offering, including without limitation, as a result of the issuance, exercise or any anti-dilution adjustment, equals or exceeds Ten Million Dollars ($10,000,000 Performance Threshold)

If the Company achieves less than 90% of the Performance Thresholds, then the number of the Make-Good Shares to be distributed to each investor shall be calculated as follows: number of shares purchased in the private placement multiplied by the lowest threshold, which is the percentage by which the Performance Threshold was not achieved.
Acquisition of Hebei Hongtu

On May 18, 2011, ORB entered into a stock purchase agreement (the “Stock Purchase Agreement”) to acquire 100% of the equity interest in Hebei Hongtu Auto Parts Co., Ltd,, a company registered in the PRC (“Hongtu”), from Hongtu’s shareholders. The acquisition was effective on May 20, 2011.  Pursuant to the terms of the Stock Purchase Agreement among the parties, all of the issued and outstanding shares of Hongtu were exchanged for 3.7 million ordinary shares of the Company.  The Stock Purchase Agreement contained such representations, warranties, obligations and conditions as are customary for transactions of the type governed by such agreements.

As a result of the consummation of the transactions contemplated by the Stock Purchase Agreement, Hongtu become a direct subsidiary of ShenZhen ORB. Prior to the closing of the transaction, there were no material relationships between the Company and Hongtu, or any of their respective affiliates, directors or officers, or any associates of their respective officers or directors, other than in respect of the Stock Purchase Agreement.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)

The purchase of Hongtu will be accounted for as a business combination under ASC Topic 805, “Business Combinations”.

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

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including, but not limited to,  those set forth under the sections entitled “Risk Factors” located in our Annual Report on Form 10-K, as filed with the SEC on April 15, 2011. We may use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES

In presenting our consolidated financial statements in conformity with US GAAP, we are required to make certain estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it will likely result in a material adverse impact to our consolidated results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with US GAAP.

Use of Estimates

In preparing the consolidated financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

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

Recently Adopted Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310). This update requires new disclosures and enhances current disclosures about the allowance for credit losses and the credit quality of financing receivables. However, the following receivables are excluded from the scope of this amendment: receivables measured at fair value with changes included in earnings and receivables measured at lower of cost or market and trade receivables with contractual maturities of one year or less that arose from the sale of goods or services. This standard is effective for interim and annual periods ending on or after December 15, 2010. The Company adopted the disclosure requirements effective January 1, 2011.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that provides disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosure requirements effective January 1, 2011.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt the disclosure requirements for any business combination in 2011.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Net Revenue	4,074,309		923,069
Cost of Goods Sold	2,818,744	69%	557,788	60%
Gross Profit	1,255,565	31%	365,281	40%
Operating Expenses	503,724	12%	147,020	16%
Income from Operations	751,841	19%	218,261	24%
Other Income (expenses), net	(73,389)	(2)%	241	0%
Income tax expense	189,827	5%	43,592	5%
Net Income	488,625	12%	174,910	19%

NET REVENUE

Net revenue for the three months ended March 31, 2011 was $4.07 million, as compared to net revenue of $0.92 million for the same period of 2010, an increase of $3.15 million, or approximately 341%. This growth in revenue was attributed primarily to the acquisition of Liuzhou Rubber Sealing in the 4th quarter of 2010, and the overall recovery of the Chinese economy, as well as the recovery of the auto industry through the PRC’s effective economic stimulus programs. Shenzhen ORB’s main product is sealant, for which sales increased $0.40 million, or 46%, as compared to the same period of 2010. Revenues from primer and abluent are approximately same compared to 2010 period. In addition, sales of sealing rubber strips, the main product of our new acquired subsidiary Liuzhou Rubber Sealing, resulted in an additional $2.72 million in net revenue. Liuzhou Rubber Sealing is the exclusive supplier of sealing rubber strip to the primary car models which are built by our largest customer.  The Company currently anticipates continued growth as a result of the recovery of the auto industry and other relevant industries.

COST OF GOODS SOLD

Cost of goods sold includes material costs, labor costs, and related overhead, which are directly attributable to the manufacture of our products. For the three months ended March 31, 2011, cost of goods sold amounted to $2.82 million, an increase of $2.26 million, or approximately 405%, as compared to the same period of 2010. The increase in the cost of goods sold was directly related to increase in production and sales volume in the three months ended March 31, 2011; of which, $0.14 million was due to the increase in sales volume in our primer product line, partially offset by approximately $0.12 million which was due to the decreased purchase price for raw materials, and Liuzhou Rubber Sealing brought additional $2.14 million of cost of goods sold as a result of our acquisition. Cost of goods sold as a percentage of sales were approximately 69% for the three months ended March 31, 2011 and 60% for the same period of 2010; The increase in the cost of goods sold as a percentage of sales in the three months ended March 31, 2011 was mainly arising from the relatively higher cost from Liuzhou Rubber Sealing which was 79% as a percentage of sales, while it was 49% for Shenzhen ORB. We believe that our cost of goods sold will remain relatively stable as we continue to benefit from improved operating efficiencies.

GROSS PROFIT

Gross profit for the three months ended March 31, 2011 was $1.26 million, an increase of $0.89 million, or approximately 244%, as compared to the same period of 2010. Our gross profit margin was 31% for the three months ended March 31, 2011 and 40% for the 2010 period. The increase in our gross profit was mainly due to the increase in our revenue period to period, while the decrease in our gross profit margin was primarily due to relatively higher production costs for Liuzhou Rubber Sealing.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses, and research and development expenses, totaling $0.50 million for the three months ended March 31, 2011, compared to $0.15 million for the same period of 2010, an increase of $0.35 million, or 243%. The increase in operating expenses was primarily due to increased general and administrative expenses which resulted from acquisition of Liuzhou Rubber Sealing; as well as increased selling expenses, which included shipping and handling expenses, as a result of increased sales and production activities.

NET INCOME

For the three months ended March 31, 2011, net income was $0.49 million as compared to $0.17 million for the same period of 2010, an increase of $0.32 million, or approximately 179%. This increase in net income was attributable to  increased efficiency of our operations through economies of scale combined with increased revenue, as well as the newly acquired subsidiary Liuzhou Rubber Sealing, brought $0.21 million to net income.   Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, the Company had cash and cash equivalents of $578,370, other current assets of $12.73 million, and current liabilities of $8.29 million. Working capital was $5.12 million at March 31, 2011. The ratio of current assets to current liabilities was 1.61-to-1 as of March 31, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2011 and 2010, respectively:

	2011	2010
Cash provided by (used in):
Operating Activities	$(131,722)	$(363)
Investing Activities	(478,797)	-
Financing Activities	293,513	-

Net cash flow used in operating activities was $131,722 for the three months ended March 31, 2011, as compared to net cash flow used in operating activities of $363 for the same period of 2010. The increase in net cash outflow during 2011 was mainly due to the increased bills receivable outstanding, restricted cash held in the bank, and increased inventory on hand which resulted from increased sales, as well as timely payment made for clearing our account payable outstanding, despite we had an increase in net income, decrease in account receivable outstanding and increase in bills payable.

Net cash flow used in investing activities was $478,797 for the three months ended March 31, 2011, which contained $38,635 for the purchase of fixed assets, $13,872 for construction in progress and $426,290 for prepayment for equipment purchase. While in the 2010 period, we did not have any investing activity.

Net cash flow provided by financing activities was $293,513 for the three months ended March31, 2011, which contained proceeds of $177,725 from short term loans and $115,788 of loan and advance from related parties. While in the 2010 period, we did not have any financing activity.

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

Our standard payment term for accounts receivable is 60 days. For the three months ended March 31, 2011, we had accounts receivable turnover of 6.94 on an annualized basis, with sales outstanding of 57 days and inventory turnover of 4.33 on an annualized basis. For the same period of 2010, we had accounts receivable turnover of 3.90 on an annualized basis, with sales outstanding of 94 days and inventory turnover of 4.29 on an annualized basis. The higher accounts receivable turnover and lower days outstanding in 2011 compared to 2010 is due to our rapid growth in sales in 2011 and quick collection on accounts receivable as a result of increased bills receivable collected from our clients in lieu of payment for accounts receivable, which resulted in lower accounts receivable but higher bills receivable outstanding at March 31, 2011. Bills receivable is the bank acceptance issued by the bank with payment guaranteed; we can either cash the bills receivable with the bank or transfer it to our vendors for payment of accounts payable. The inventory turnover remains relatively stable for the three months ended March 31, 2011 and 2010.

CONTRACTUAL OBLIGATIONS

The Company was obligated for the following short term loans at March 31, 2011 and December 31, 2010:

	2011	2010
From a commercial bank in the PRC for RMB 5,000,000, entered into on May 1, 2010 with maturity on May 1, 2011; RMB 3,000,000 entered into on June 30, 2010 and payable on demand; RMB 2,000,000 entered into on July 22, 2010 and payable on demand. The loans bear interest at 6.9% per annum. These loans are guaranteed by Liuzhou Credit Guarantee Co., Ltd, a company specifically providing the credit guarantees for Small and Medium-sized Enterprises. The loans were used for working capital.	$1,525,227	$1,509,958

On June 24, 2010, the Company obtained a loan from an industrial and commercial bank in PRC for RMB 10,000,000 with maturity on June 24, 2011. The loan bears interest at 5.31% per annum. The loan is guaranteed by Guangxi Huibang Investment Guarantee Co., Ltd. The loan was used for working capital.	1,525,227	1,509,958

On December 16, 2010, the Company obtained a loan from a commercial bank in PRC for RMB 1,000,000 with maturity on June 14, 2011. The interest rate is currently 6.12% per annum, which was 120% of the borrowing rate of The People’s Bank, and adjusted quarterly. The loan was used for working capital. The loan is secured against bill receivable of $181,126. (Note 4)	152,523	150,996

During first quarter of 2011, the Company obtained two loans from two unrelated persons in PRC for RMB 220,000. The loan is due on demand and interest rate is currently 20% per annum and used for temporary working capital	33,555	-

On January 1, 2011, the Company obtained a loan from a commercial bank in PRC for RMB 950,000 with maturity on June 30, 2011. The interest rate is currently 6.12% per annum, which was 120% of the borrowing rate of The People’s Bank, and adjusted quarterly. The loan was used for working capital. The loan is secured against bill receivable of $162,857 (Note 4)	144,897	-
	$3,381,429	$3,170,912

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.           Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2011, our controls and procedures were not effective due to certain significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.       Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.    Risk Factors

Not required.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None

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

ORB Automotive Corporation

May 23, 2011	By: /s/ Junning Ma
Name: Junning Ma
Title: President and Chief Executive Officer

ORB Automotive Corporation

May 23, 2011	By: /s/ Guangning Xu
Name: Guangning Xu
Title: Vice Chief Financial Officer