Form 10-Q
period 2011-06-30
ORB Automotive
filed 2011-08-22
CIK 1381805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

On August 9, 2011, 22,070,453 shares of the registrant's ordinary stock, par value $0.000384 were outstanding.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	2011	2010
ASSETS	Unaudited	Audited

CURRENT ASSETS
Cash & cash equivalents	$4,016,393	$887,696
Restricted cash	805,366	1,473,914
Accounts receivable, net	5,307,327	3,156,318
Bills receivable	3,904,039	423,903
Other receivables, net	229,160	574,393
Deposits	15,704	15,346
Prepayment - current	2,087,065	2,480,504
Inventory	6,492,201	2,305,753

Total current assets	22,857,255	11,317,827

NONCURRENT ASSETS
Prepayment - noncurrent	1,561,828	1,312,131
Property and equipment, net	4,269,879	2,345,978
Prepayment for equipment purchases	658,811	-
Construction in progress	48,741	24,800
Deferred tax assets	8,153	8,763
Intangible assets, net	4,879	5,535

Total noncurrent assets	6,552,291	3,697,207

TOTAL ASSETS	$29,409,546	$15,015,034

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,892,759	$625,993
Bills payable	805,366	1,473,914
Accrued liabilities and other payables	664,321	137,444
Taxes payable	3,610,625	1,941,263
Short term loans	5,222,818	3,170,912
Loan from related party	95,803	-
Warrant Liability	401,506	-
Other payable - related party	9,790	-
Other payable to Shenzhen ORB original shareholders	413,020	403,597

Total current liabilities	15,116,008	7,753,123

LONG TERM PAYABLE - SUBSIDY RECEIVED IN ADVANCE	189,289	184,970

TOTAL LIABILITIES	15,305,297	7,938,093

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.000128 par value, 781,250 shares authorized, 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010	-	-
Common stock, $0.000384 par value, 100,000,000 shares authorized, 22,070,633 and 17,133,991shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	8,475	6,579
Additional paid in capital	6,404,691	2,672,319
Statutory reserve	828,102	339,560
Accumulated other comprehensive income	456,813	262,121
Retained earnings	6,406,168	3,796,362

Total stockholders' equity	14,104,249	7,076,941

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,409,546	$15,015,034

See accompanying to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(unaudited)
	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

Net sales	$11,913,987	$2,362,028	$7,839,678	$1,438,959

Cost of goods sold	9,196,037	1,322,124	6,377,293	764,336

Gross profit	2,717,950	1,039,904	1,462,385	674,623

Operating expenses
Selling expenses	437,004	119,998	286,154	66,306
General and administrative expenses	727,010	121,006	424,268	60,556
Research and development expense	85,637	61,216	35,505	28,338

Total operating expenses	1,249,651	302,220	745,927	155,423

Income from operations	1,468,299	737,684	716,458	458,207

Non-operating income (expenses)
Interest income (expense)	(291,716)	1,663	(219,123)	1,422
Bargain purchase gain	1,844,730	-	1,844,730	-
Other income (expenses)	(1,579)	-	(783)	-

Total non-operating income (expenses), net	1,551,435	1,663	1,624,824	1,422

Income before income tax	3,019,734	739,347	2,341,282	520,845

Income tax expense	360,967	158,177	171,140	114,585

Net income	$2,658,767	$581,170	$2,170,142	$406,260

Other comprehensive item
Foreign currency translation	194,692	17,072	117,072	16,341

Comprehensive Income	$2,853,459	$598,242	$2,287,214	$442,601

Basic weighted average shares outstanding	18,388,827	3,376,575	19,629,873	3,376,575

Diluted weighted average shares outstanding	18,388,827	3,376,575	19,629,873	3,376,575

Basic earnings per share	$0.14	$0.17	$0.11	$0.12

Diluted earnings per share	$0.14	$0.17	$0.11	$0.12

See accompanying to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,658,767	$581,170
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	204,792	27,567
Bargain purchase gain of acquisition	(1,844,730)	-
Changes in warrant liability	(2,098)	-
Changes in deferred tax	896	-
Decrease (increase) in current asset, net of effects from acquisition:
Accounts receivable	2,909,071	(135,219)
Bills receivable	(3,375,296)	(213,959)
Restricted cash	695,493	-
Prepayment	1,364,876	(633,659)
Other receivables	354,834	(18,531)
Inventory	(896,259)	167,489
Deposit	-	(806)
Deferred expense	408	-
Increase (decrease) in current liabilities, net of effects from acquisition:
Accounts payable	72,909	(7,608)
Bills payable	(695,493)	-
Accrued liabilities and other payables	132,145	10,481
Taxes payable	136,058	158,556

Net cash provided by (used in) operating activities	1,716,373	(64,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment for equipment purchases	(523,086)	-
Cash acquired upon acquisition	1,482,006	-
Construction in progress	(23,113)	-
Acquisition of property & equipment	(158,021)	(953)

Net cash provided by (used in) investing activities	777,786	(953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity financing	1,446,660	-
Proceeds from short term loans	1,643,454	-
Repayment of short term loans	(2,593,795)	-
Other payable - related party	9,686	-
Due from related party	-	(19,718)
Loan from related party	94,786	-

Net cash provided by (used in) financing activities	600,791	(19,718)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	33,747	1,217

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	3,128,695	(83,973)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	887,696	299,719

CASH & CASH EQUIVALENTS, END OF PERIOD	$4,016,393	$215,746

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$304,767	$-
Cash paid for income tax	$68,459	$9,264

See accompanying to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

Shenzhen ORB was incorporated in the Guangdong Province of the People’s Republic of China (“PRC”) in 2005 as a hi-tech enterprise primarily engaged in the development, manufacture and sale of high-performance adhesive seal materials in the PRC. In 2008 the Company deemed it more cost-effective to outsource the manufacture of some of its products to three original equipment manufacturing (OEM) factories, concentrating its in-house efforts on research and development of new products, as well as the marketing and distribution of its current and future products.  These OEM factories utilize equipment, processes and raw materials established by the Company to manufacture products that bear the ORB label.  The Company provides glass bonding solutions to a wide range of industries, including automobile, ships and boats, construction, and electronics, but currently focusing on the automobile windshields area. The Company is also in the process of developing other auto parts such as bumper, harness, lamp, and cooling liquid.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

On November 3, 2010, ORB completed the acquisition of 100% of the equity interest in Hebei Xinhua Rubber Sealing Group Liuzhou Sealing Co., Ltd., a company registered in the PRC (“Liuzhou Rubber Sealing”), from Liuzhou Rubber Sealing’s shareholders. Pursuant to the terms of the stock purchase agreement among the parties, all of the issued and outstanding shares of Liuzhou Rubber Sealing were exchanged for 2.06 million ordinary shares of the Company, valued at $2.21 million. As of June 30, 2011, 2,060,000 shares were issued. Liuzhou Rubber Sealing’s results of operations from November 1, 2010 have been included in the consolidated statement of income; however, the Company is still in the process of legal title transfer with the local authority. As of June 30, 2011, ORB’s equity interest in Liuzhou Rubber Sealing is held in trust for the benefit of ORB until such time as the legal transfer of title is completed in China.

On May 20, 2011, ORB completed the acquisition of 100% of the equity interest in Hebei Hongtu Auto Parts Co., Ltd. (“Hongtu”), a company registered in the PRC, from Hongtu’s shareholders. Pursuant to the terms of the stock purchase agreement among the parties, all of the issued and outstanding shares of Hongtu were exchanged for 3.70 million ordinary shares of the Company, valued at $3.13 million. As of June 30, 2011, 3,700,000 shares were issued. Hongtu’s results of operations from May 1, 2011 have been included in the consolidated statement of income; however, the Company is still in the process of legal title transfer with the local authority. As of June 30, 2011, ORB’s equity interest in Hongtu is held in trust for the benefit of ORB until such time as the legal transfer of title is completed in China.

The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the six and three months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$” or “USD”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ORB, and its wholly owned subsidiary Liuzhou Rubber Sealing, Hongtu and GPC, together with its wholly owned subsidiary Shenzhen ORB. The "Company" refers collectively to ORB, Liuzhou Rubber Sealing, Hongtu, GPC and Shenzhen ORB. All significant inter-company accounts and transactions were eliminated in consolidation.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

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

Reclassifications

Certain prior year amounts in the balance sheet as of December 31, 2010 were reclassified to be consistent with the presentation of the balance sheet as of June 30, 2011.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on account receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on management’s analysis noted above, the bad debts allowance was determined by calculating 0.5% of accounts receivable amount at the balance sheet date. Based on historical collection activity, the Company made allowance for bad debts of $35,396 and $17,279 at June 30, 2011 and December 31, 2010, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on a weighted average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to net realizable value, if lower. The Company recorded $0 inventory write-down during the six and three months ended June 30, 2011 and 2010.

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

Research and Development

Research and development costs are related primarily to the Company testing its new materials in the development stage. Research and development costs are expensed as incurred.  For the six months ended June 30, 2011 and 2010, research and development expense was $85,637 and $61,216, respectively. For the three months ended June 30, 2011 and 2010, research and development expense was $35,505 and $28,338, respectively.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

Income Taxes

The Company utilizes the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. At June 30, 2011 and December 31, 2010, the Company had not taken any significant uncertain tax position on its tax return for 2010 and prior years or in computing its tax provision for 2011. The Company is subject to review by the respective tax authorities.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

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

Shenzhen ORB, Liuzhou Rubber Sealing and Hongtu are regulated by local Environmental Protection Agency and have been certified as compliant with all environment standards and requirements for disposal of waste, toxic and hazardous substances. The direct cost associated with environmental handling waste water, exhaust gas, noise and scrap materials were immaterial in the six and three months ended June 30, 2011 and 2010. The scrap materials are recycled by recycling companies.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2011 and 2010, shipping and handling costs were $252,117 and $76,101, respectively. During the three months ended June 30, 2011 and 2010, shipping and handling costs were $217,176 and $46,835, respectively.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the six and three months ended June 30, 2011 and 2010, there was no dilution for the 370,938 warrants since the exercise price of the warrants exceeds the fair value of the common stock and the therefore are anti-dilutive.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

As of June 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value, except for warrant liability of $401,506, which was based on Level 3 measurements.  The warrant liability was initially valued at $403,604 upon issuance on May 4, 2011.  The Company recognized a gain of $2,098 during the six and three months ended June 30, 2011, which represents the change in fair value based on Level 3 measurements.

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

The Company uses ASC Topic 220 “Comprehensive Income”. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income for the six and three months ended June 30, 2011 and 2010 included net income and foreign currency translation adjustments.

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

Recently Adopted Accounting Pronouncements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to retained earnings beginning in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (ASC Topic 820), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is not expected to have a material impact on our consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

3. RESTRICTED CASH, BILLS PAYABLE – BANK ACCEPTANCES

Restricted cash at June 30, 2011 and December 31, 2010 represented $805,366 and $1,473,914 held in the bank as collateral for the bank to issue the same amount of bank acceptances.  The Company endorses the bank acceptances to vendors as payment of their own obligations.  Most of the bank acceptances have maturities of less than six months.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

4. BILLS RECEIVABLE

Bills receivable represented an instrument which contains an unconditional order to pay a certain amount on an agreed date.  It is used as an assurance for customers making the payment on time according to the agreed terms when the goods are sold on credit and payment is deferred to a future date.  As of June 30, 2011 and December 31, 2010, bills receivable was $3,904,039 and $423,903, respectively. $0 and $179,685 of bills receivable as of June 30, 2011 and December 31, 2010 was used as collateral for bank loans (Note 15).

5. OTHER RECEIVABLES

Other receivables consisted of the following at June 30, 2011 and December 31, 2010 as following:

	2011	2010
Advance to employees	$212,423	$206,041
Short term advances to non-related parties	-	49,905
Guarantee deposit for loan payable	-	301,991
Deposits	16,840	16,456
Allowance	(103)	-
	$229,160	$574,393

Cash advance to employees and short term advances to non-related parties are non-interest bearing and payable upon demand.

6. PREPAYMENT

Prepayment consisted of the following at June 30, 2011 and December 31, 2010 as following:

	2011	2010
Payment to OEM factory and suppliers for the purchase of supplies - current	$1,965,826	$2,250,424
Consulting fee	-	144,956
Others	121,239	85,124
	$2,087,065	$2,480,504

Prepayment was mainly the payment to several original equipment manufacturer (OEM) factories and suppliers for future product deliveries. Others represented certain operating expenses prepaid by the Company.

	2011	2010
Payment to OEM factory and suppliers for purchase of supplies - noncurrent	$1,561,828	$1,312,131

7. INVENTORY

As of June 30, 2011 and December 31, 2010, inventory consisted of the following:

	2011	2010
Finished goods	$4,031,076	$1,538,716
Raw material	1,358,365	499,482
Work in process	1,102,760	304,824
Total	6,492,201	2,343,022
Impairment of inventory	-	(37,269)
	$6,492,201	$2,305,753

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

8. OTHER PAYABLE TO SHENZHEN ORB ORIGINAL SHAREHOLDERS

The amount represents an unsecured and non interest-bearing loan payable to the original shareholders of Shenzhen ORB for the acquisition of Shenzhen ORB by GPC and is due on demand (See Note 1).

9. PROPERTY AND EQUIPMENT, NET

As of June 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	2011	2010
Office equipment	$185,086	$155,431
Plant and machinery	5,183,389	2,796,396
Electric equipment	59,307	56,640
Motor vehicle	128,850	65,854
Total	5,556,632	3,074,321
Less: Accumulated depreciation	(1,286,753)	(728,343)
	$4,269,879	$2,345,978

Depreciation expense was $204,016 and $27,567 for the six months ended June 30, 2011 and 2010, respectively. Depreciation expense was $121,968 and $13,861 for the three months ended June 30, 2011 and 2010, respectively.

10. CONSTRUCTION IN PROGRESS

The construction in progress represented the projects for office improvement and installation of new machinery. As of June 30, 2011 and December 31, 2010, the balance was $48,741 and $24,800, respectively.

11. INTANGIBLE ASSETS

The intangible assets represent financial software. The net balance as of June 30, 2011 and December 31, 2010 was $4,879 and $5,535.  For the six months ended June 30, 2011 and 2010, the amortization expense was $776 and $0, respectively. For the three months ended June 30, 2011 and 2010, the amortization expense was $390 and $0, respectively.

12. MAJOR CUSTOMERS AND VENDORS

Three major customers accounted for 85% (56%, 18% and 11% for each) and 78% (51% and 27% for each) of sales for the six months ended June 30, 2011 and 2010, respectively. Accounts receivable from these customers amounted to $3,805,276 as of June 30, 2011. If these customers were lost, it is unlikely that the Company would be able to replace the lost revenue, at least in the near term.

One major customer accounted for 41% and two major customers accounted for 76% (49% and 27% for each) of the sales for the three months ended June 30, 2011 and 2010 respectively.

The Company purchased its products from one major vendor during the six months ended June 30, 2011 with 13% of purchases. Accounts payable to the vendor was $47,911 as of June 30, 2011. The Company purchased its products from three major vendors during the six months ended June 30, 2010 with each accounting for 41%, 31% and 14% of purchases, respectively. One major vendor accounted for 12% and three major vendors accounted for 82% (38%, 31% and 13% for each) of the sales for the three months ended June 30, 2011 and 2010 respectively.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

13. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2011 and December 31, 2010 respectively:

	2011	2010
Other payables	$239,100	$41,193
Accrued salaries	192,921	96,251
Other accrued expense	232,300	--
Total	$664,321	$137,444

Other accrued expenses include staff insurance, shipping cost, utility fee and interest expense.

14. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Value-added tax payable	$197,109	$202,811
Education surtax and other taxes payable	15,609	17,133
Income tax payable	3,397,907	1,721,319
Total	$3,610,625	$1,941,263

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

15. SHORT TERM LOANS

The Company was obligated for the following short term loans at June 30, 2011 and December 31, 2010:

	2011	2010
From a commercial bank in the PRC for RMB 5,000,000, entered into on December 23, 2010 with maturity on December 20, 2011; RMB 3,000,000 entered into on June 30, 2010 and has been paid off; RMB 2,000,000 entered into on July 22, 2010 with maturity on July 10, 2011; another RMB 3,000,000 entered into on June 29, 2011 with maturity on June 15, 2012, which bear interest at 8.8% per annum. These loans are guaranteed by Liuzhou Credit Guarantee Co., Ltd, a company specifically providing the credit guarantees for Small and Medium-sized Enterprises. The loans were used to purchase raw materials.	$1,545,213	$1,509,958

On June 3, 2011, the Company obtained a loan from a commercial bank in PRC for RMB 5,000,000 with maturity on December 2, 2011. The interest rate is currently 6.435% per annum, which was 110% of the borrowing rate of The People’s Bank, and adjusted monthly. The loan was secured against accounts receivable of approximately RMB 6.3 million ($0.97 million). The loan was used for working capital.	772,606	-

On June 24, 2010, the Company obtained a loan from an industrial and commercial bank in PRC for RMB 10,000,000 with maturity on June 24, 2011. The loan bears interest at 5.31% per annum. The loan is guaranteed by Guangxi Huibang Investment Guarantee Co., Ltd. The loan was used for working capital and paid in full upon maturity.	-	1,509,958

On December 16, 2010, the Company obtained a loan from a commercial bank in PRC for RMB 1,000,000 with maturity on June 14, 2011. The interest rate is currently 6.12% per annum, which was 120% of the borrowing rate of the People’s Bank, and adjusted quarterly. The loan is secured against a bill receivable of $179,685 (Note 4). The loan was used for working capital and paid in full upon maturity.	-	150,996

During first half of 2011, the Company obtained two loans from two unrelated persons in PRC for RMB 1,800,000. The loan has maturity on demand and interest rate is currently 20% per annum and used for temporary working capital.	278,138	-

On October 8, 2010, the Company obtained a loan from commercial bank in PRC for RMB 7,000,000 with maturity on October 7, 2011. The loan bears interest at 6.372% per annum. The loan is collateralized by the property and land use rights of a third party which is a supplier of the Company. The loan was used to purchase raw materials.	1,081,649	-

On April 14, 2011, the Company obtained a loan from commercial bank in PRC for RMB 10,000,000 with maturity on April 14, 2012. The loan bears interest at 9.15% per annum. The loan is collateralized by the property and land use rights of a third party which is a supplier of the Company. The loan was used to finance the working capital.	1,545,212	-
	$5,222,818	$3,170,912

16. RELATED PARTY TRANSACTIONS

Loan from Related Party

The Company obtained a short-term loan from its manager and staff for $95,803 (RMB 620,000) during the first half of 2011. The loan has maturity on demand and interest rate is currently 20% per annum and used for temporary working capital.

Other Payable – Related Party

Other payable represented certain Company’s expenses paid by the Company’s director, which will be repaid to the director upon demand and without interest.

17.  LONG TERM PAYABLE - SUBSIDY RECEIVED IN ADVANCE

The subsidy received in advance represents an interest free, long-term loan from the local government, in support of the Company’s technological innovation.  As of June 30, 2011 and December 31, 2010, the long-term loan was $189,289 and $184,970 (RMB 1,225,000), respectively. The loan is not required to be repaid upon the passing of project inspection by government. The project is currently in the stage of technological innovation.

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

Shenzhen ORB is governed by the Income Tax Law of the PRC concerning private-run enterprises in special district. Prior to 2008, Shenzhen ORB was subject to tax at a statutory rate of 15% on income reported in the statutory financial statements after appropriated tax adjustments.  According to the Income Tax Law that became effective January 1, 2008, for those enterprises to which the 15% tax rate was previously applicable, the applicable rates shall be gradually increased over a five-year period to reach the new statutory income tax rate of 25% as follows:

Year	Tax Rate
2007	15%
2008	18%
2009	20%
2010	22%
2011	24%
2012	25%

Liuzhou Rubber Sealing and Hongtu are governed by the Income Tax Law of the PRC concerning private-run enterprises, and are subject to tax at a statutory rate of 25% for 2011 and 2010 on income reported in the statutory financial statements after appropriated tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2011 and 2010:

	For the Six Months		For the Three Months
	2011	2010	2011	2010
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(1.0)%	(9.0)%	1.6%	(9.0)%
Effective tax holiday	(0.3)%	(3.0)%	(1.1)%	(3.0)%
Bargain purchase gain	(20.8)%	-	(26.8)%	-
Other	-	(0.6)%	(0.4)%	-
Tax per financial statements	11.9%	21.4%	7.3%	22.0%

Deferred tax assets at June 30, 2011 and December 31, 2010 consisted of the following:

Deferred tax assets arising from	2011	2010
Tax and book basis difference of fixed assets of Liuzhou Rubber Sealing due to the acquisition by ORB	$8,153	$8,763
Less valuation allowance	-	-
Net deferred tax asset	$8,153	$8,763

The provision for income tax for the six and three months ended June 30, 2011 and 2010 consisted of the following:

	For the Six Months		For the Three Months
	2011	2010	2011	2010
Income tax expense - current	$360,071	$158,177	$170,679	$114,585
Income tax benefit - deferred	896	-	461	-
Total income tax expenses	$360,967	$158,177	$171,140	$114,585

19. ACQUISITION OF LIUZHOU RUBBER SEALING AND HONGTU AND UNAUDITED PRO FORMA INFORMATION

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

The purchase price for Liuzhou Rubber Sealing was 2,060,000 shares of common stock equivalent to $2,207,453. The fair value of the assets acquired and liabilities assumed at acquisition date are used for the purpose of purchase price allocation.  The excess of the fair value of the net assets acquired over the purchase price, or $172,518, was recorded as bargain purchase gain.

On May 20, 2011, ORB completed the acquisition of 100% of the equity interest in Hongtu, a company registered in the People’s Republic of China, from Hongtu’s shareholders. The stock purchase agreement of this acquisition was entered on May 18, 2011. Pursuant to the terms of the stock purchase agreement, all of the issued and outstanding shares of Hongtu were exchanged for 3.7 million ordinary shares of the Company. The stock purchase agreement contained such representations, warranties, obligations and conditions as are customary for transactions of the type governed by such agreements.

The fair value of the stock price for the shares issued for Hongtu acquisition was determined based on the fair value of the stock issued in ORB’s equity financing completed on May 4, 2011; that is, the total financing amount less the fair value of the warrants issued to investors divided by total shares of ordinary stock issued during the equity financing, which was $0.85 per share.

The purchase price for Hongtu was 3,700,000 shares of common stock equivalent to $3,130,793. The fair value of the assets acquired and liabilities assumed at the acquisition date are used for the purpose of purchase price allocation.  The excess of the fair value of the net assets acquired over the purchase price, or $1,844,730, was recorded as bargain purchase gain.

The following unaudited pro forma consolidated results of operations for ORB, Liuzhou Rubber Sealing and Hongtu for the six months ended June 30, 2011 and 2010 presents the operations of ORB, Liuzhou Rubber Sealing and Hongtu as if the acquisitions occurred on January 1, 2010.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

	Six Months Ended
	2011	2010
Net revenue	$20,128,362	$10,223,597
Cost of revenue	15,254,828	7,243,857

Gross profit	4,873,534	2,979,740
Total operating expenses	1,586,300	754,684

Income from operations	3,287,234	2,225,056
Total non-operating expense	1,341,838	(155,123)

Income before income tax	4,629,072	2,069,933
Income tax	763,301	417,206

Net income	$3,865,771	$1,652,727

Basic and diluted weighted average shares outstanding	21,230,264	9,136,575

Basic and diluted earnings per share	$0.18	$0.18

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

20. SHAREHOLDER’S EQUITY

Common Stock with Warrants Issued for Cash

On May 4, 2011, the Company entered into one or more securities purchase agreements with a number of accredited investors in connection with a private placement transaction pursuant to which the Company issued 1,236,641 shares of ordinary stock, par value $0.000384 per share, and warrants to purchase thirty percent (30%) of one (1) share of the ordinary stock.  The aggregate purchase price for the shares and warrants was approximately $1.45 million ($1.17 per unit).  The Company paid no underwriting discounts or commissions in connection with the transaction.  The warrants are immediately exercisable, expire on the fifth year anniversary of their issuance and entitle their holders to purchase up to 370,938 ordinary shares at an initial exercise price of $1.47 per share.

The Company agrees to reserve from issuance up to 4,273,504 Ordinary Shares (the “Make-Good Shares”) with a fair value at June 30, 2011 of $3,632,477.  The Make-Good Shares shall be reserved for the benefit of the Investors, and shall be issued to the Investors in the event the Company fails to achieve 90% of either of the following financial “Performance Thresholds” for the 12-month periods ending December 31, 2011 and December 31, 2012:

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

As of June 30, 2011, the Company believes it is probable it will meet the Performance Threshold, and therefore no accrual is deemed necessary at this point.

The warrants issued to the investors are immediately exercisable and have a term of five years. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 1.95%; dividend yield – 0%; expected volatility – 165% based on the average volatility of three similar public companies and term of 5 years. The fair value of the Warrants was $403,604.

Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to fair value at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the derivative liability to $401,506 for warrants at June 30, 2011, and recognized a gain of $2,098 on the change in fair value during the six and three months ended June 30, 2011, which is reflected in general and administrative expense.

21. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company’s operating subsidiary, Shenzhen ORB is now only required maintaining statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company’s Chinese subsidiaries are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the registered capital.  As of June 30, 2011 and December 31, 2010, the Company’s Chinese subsidiaries had statutory reserves of $828,102 and $339,560, respectively.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company’s Chinese subsidiaries can elect to transfer 5% to 10% of its net income. The Company’s Chinese subsidiaries did not make any contribution to this fund for the six months ended June 31, 2011 and 2010.

This fund can only be utilized on capital items for the collective benefit of the Company’s Chinese subsidiaries employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

22. COMMITMENTS

Rents

Shenzhen ORB and Liuzhou Rubber Sealing entered into several cancellable and non-cancellable warehouse and office lease agreements with monthly payments that vary from $111 to $11,200 and the maturity date from January 31, 2011 to September 30, 2019.    All non cancellable operating leases expire within a one year period from the balance sheet date.  Total rental expenses for the six months ended June 30, 2011 and 2010 were $186,265 and $24,213, respectively. Total rental expenses for the three months ended June 30, 2011 and 2010 were $93,457 and $11,515, respectively.

Consulting Service

On March 1, 2010, Shenzhen ORB entered into a consulting service agreement expiring on December 31, 2010 with a consulting company. In August 2010, this agreement was extended until December 31, 2011. During the quarter ended March 31, 2011, the agreement was cancelled and the prepayment of $146,421 (RMB 960,000) was refunded.

23. OPERATING RISKS

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

In this Quarterly Report on Form 10-Q, we will refer to ORB Automotive Corporation, a Cayman Islands exempted company, as "ORB," "Company," "we," "us," and "our."

COMPANY OVERVIEW

ORB, formerly known as Action Acquisition Corporation, was formed in the Cayman Islands on September 27, 2006. On September 10, 2010, ORB entered into and closed a share exchange agreement with Grand Power Capital, Inc., a privately held company formed under the laws of the British Virgin Islands (“GPC”). Pursuant to the share exchange agreement, ORB acquired all of the issued and outstanding capital stock of GPC in exchange for 10,129,725 ordinary shares and 98,885.37 preference shares of the Company. Prior to our acquisition of GPC, we were in the development stage and had not yet commenced business operations. We had no interest in any property.

GPC is a holding company, holding 100% of the issued and outstanding capital stock of Shenzhen ORB-Fortune New-Material Co., Ltd. (“Shenzhen ORB”). Shenzhen ORB provides bonding solutions for a wide range of industrial applications including, shipping, construction, and electronics, with a strong presence in the Chinese automotive sector. Shenzhen ORB is a market leader in the windshield adhesive business in Shenzhen, China.

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

On May 20, 2011, ORB completed the acquisition of 100% of the equity interest in Hebei Hongtu Auto Parts Co., Ltd,, a company registered in the PRC (“Hongtu”), from Hongtu’s shareholders. Pursuant to the terms of the stock purchase agreement among the parties, all of the issued and outstanding shares of Hongtu were exchanged for 3.7 million ordinary shares of the Company, valued at $3.13 million and Hongtu became a subsidiary of Shenzhen ORB.   Hongtu’s results of operations from May 1, 2011 have been included in the consolidated statement of income; however, we are still in the process of legal title transfer with the local authority. Our equity interest in Hongtu is currently held in trust for the benefit of ORB until such time as the legal transfer of title is completed in China.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, Revenue Recognition.  Sales revenue may be recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, or the possible return of the goods. Generally, sales revenue is recognized when the delivery of goods is completed and accepted by customer.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires the use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

ASC Topic 820 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment. The Company consists of one reportable business segment. All of the Company’s assets are located in the PRC and all of the Company’s revenue is generated in the PRC.

Recently Adopted Accounting Pronouncements

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to retained earnings beginning in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (ASC Topic 820), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is not expected to have a material impact on our consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Net Revenue	7,839,678		1,438,959
Cost of Goods Sold	6,377,293	81%	764,336	53%
Gross Profit	1,462,385	19%	674,623	47%
Operating Expenses	745,927	10%	155,200	11%
Income from Operations	716,458	9%	519,423	36%
Other Income (expenses), net	1,624,824	21%	1,422	0%
Income tax expense	171,140	2%	114,585	8%
Net Income	2,170,142	28%	406,260	28%

NET REVENUE

Net revenue for the three months ended June 30, 2011 was $7.84 million, as compared to net revenue of $1.44 million for the same period of 2010, an increase of $6.40 million, or approximately 445%. This growth in revenue was attributed primarily to the acquisition of Liuzhou Rubber Sealing in the fourth quarter of 2010 and the acquisition of Hongtu in the second quarter of 2011, which brought $6.63 million to total sales. Shenzhen ORB’s main product is sealant, for which sales decreased slightly by $0.22 million, or 16%, as compared to the same period of 2010. The decreased sales of Shenzhen ORB were mainly due to temporary decreased demand. However, sales of rubber sealing strips, the main product of our subsidiaries Liuzhou Rubber Sealing and Hongtu, resulted in an additional $2.87 million and $3.76 million in net revenue, respectively. Liuzhou Rubber Sealing is the exclusive supplier of rubber sealing strips for the primary car models that are built by our largest customer. Due to high overall inflation in China, Liuzhou Rubber Sealing has made a decision to raise the selling price of its rubber sealing strips by approximately 20%. This increase is to be retroactive with respect to our largest customer to the beginning of 2011. Liuzhou Rubber Sealing expects this increase to result in an increase of $0.64 million in revenue which will be recorded when the agreement is finalized, which is anticipated to be in the second half of 2011. The Company currently anticipates continued growth as a result of the recovery of the auto industry and other relevant industries.

COST OF GOODS SOLD

Cost of goods sold includes material costs, labor costs, and related overhead, which are directly attributable to the manufacture of our products. For the three months ended June 30, 2011, cost of goods sold amounted to $6.38 million, an increase of $5.61 million, or approximately 734%, as compared to the same period of 2010. The increase in the cost of goods sold was directly related to increase in production and sales volume in the three months ended June 30, 2011. Liuzhou Rubber Sealing and Hongtu brought an additional $2.83 million and $2.92 million of cost of goods sold, respectively, which was partially offset by decreased cost of good sold by Shenzhen ORB as a result of decreased sales volume. Cost of goods sold as a percentage of sales were approximately 81% for the three months ended June 30, 2011 and 53% for the same period of 2010. The increase in the cost of goods sold as a percentage of sales in the three months ended June 30, 2011 was mainly arising from the relatively higher costs from Liuzhou Rubber Sealing which was 99% and Hongtu which was 78% as a percentage of sales, respectively, while it was 52% for Shenzhen ORB. The significant increase in cost and cost as a percentage of sales were due to significant raw material price increases especially a 75% increase in our main raw material Ethylene-Propylene-Diene Monomer (“EPDM”). The Company’s percentage of cost of goods sold is expected to decrease due to the planned increase of selling price to the largest customer by Liuzhou Rubber Sealing. We continue to believe that our cost of goods sold will benefit from improved operating efficiencies.

GROSS PROFIT

Gross profit for the three months ended June 30, 2011 was $1.46 million, an increase of $0.79 million, or approximately 117%, as compared to the same period of 2010. Our gross profit margin was 19% for the three months ended June 30, 2011 and 47% for the 2010 period. The decrease in our gross profit was mainly due to the sales decrease of Shenzhen ORB which has a higher margin, and relatively higher production costs for Liuzhou Rubber Sealing and Hongtu.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses, and research and development expenses, totaling $0.75 million for the three months ended June 30, 2011, compared to $0.16 million for the same period of 2010, an increase of $0.59 million, or 381%. The increase in operating expenses was primarily due to increased general and administrative expenses which resulted from acquisition of Liuzhou Rubber Sealing and Hongtu, which brought $0.31 million additional operating expenses comparing with the same period of 2010; and $0.24 million of auditing, accounting and legal expense from our acquisition of Liuzhou Rubber Sealing and Hongtu as well as increased compliance costs as a U.S. public company, partially offset by the decreased expense of Shenzhen ORB due to decreased sales.

NET INCOME

For the three months ended June 30, 2011, net income was $2.17 million as compared to $0.41 million for the same period of 2010, an increase of $1.76 million, or approximately 434%. This increase in net income was attributable to the $1.84 million of bargain purchase gain of acquisition of Hongtu, which was the excess of $4.97 million of net assets over $3.13 million of the purchase price on the acquisition date; the increased efficiency of our operations through economies of scale combined with increased revenue, as well as the income from the newly acquired subsidiary Hongtu, which brought $0.41 million to net income, despite the increased operating expenses in the second quarter of 2011 and the net loss of Liuzhou Rubber Sealing, which has $0.14 million loss to net income. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Net Revenue	11,913,987		2,362,028
Cost of Goods Sold	9,196,037	77%	1,322,124	56%
Gross Profit	2,717,950	23%	1,039,904	44%
Operating Expenses	1,249,651	11%	302,220	13%
Income from Operations	1,468,299	12%	737,684	31%
Other Income (expenses), net	1,551,435	13%	1,663	0%
Income tax expense	360,967	3%	158,177	6%
Net Income	2,658,767	22%	581,170	25%

NET REVENUE

Net revenue for the six months ended June 30, 2011 was $11.91 million, as compared to net revenue of $2.36 million for the same period of 2010, an increase of $9.55 million, or approximately 405%. This growth in revenue was attributed primarily to the acquisition of Liuzhou Rubber Sealing in the fourth quarter of 2010 and the acquisition of Hongtu in the second quarter of 2011. Shenzhen ORB’s main product is sealant, for which sales increased $0.20 million, or 9%, as compared to the same period of 2010. In addition, sales of rubber sealing strips, the main product of Liuzhou Rubber Sealing and Hongtu, resulted in an additional $5.59 million and $3.76 million in net revenue, respectively. Liuzhou Rubber Sealing is the exclusive supplier of rubber sealing strips for the primary car models which are built by our largest customer. Due to high overall inflation in China, Liuzhou Rubber Sealing has made the decision to raise the selling price of its rubber sealing strips by approximately 20%.  This increase is to be retroactive with respect to our largest customer to the beginning of 2011. Liuzhou Rubber Sealing expects this increase to result in an increase of $1.27 million in revenue which will be recorded when the agreement is finalized, which is anticipated to be in the second half of 2011. The Company currently anticipates continued growth as a result of the recovery of the auto industry and other relevant industries.

COST OF GOODS SOLD

Cost of goods sold includes material costs, labor costs, and related overhead, which are directly attributable to the manufacture of our products. For the six months ended June 30, 2011, cost of goods sold amounted to $9.20 million, an increase of $7.88 million, or approximately 597%, as compared to the same period of 2010. The increase in the cost of goods sold was directly related to increase in production and sales volume in the six months ended June 30, 2011. Liuzhou Rubber Sealing and Hongtu brought an additional $4.98 million and $2.92 million of cost of goods sold, respectively, which was partially offset by $0.02 million which was due to the decrease in sales volume in our primer product line. Cost of goods sold as a percentage of sales were approximately 77% for the six months ended June 30, 2011 and 56% for the same period of 2010; The increase in the cost of goods sold as a percentage of sales in the six months ended June 30, 2011 was mainly arising from the relatively higher cost from Liuzhou Rubber Sealing which was 89% and Hongtu which was 78% as a percentage of sales, while it was 49% for Shenzhen ORB. The percentage of cost of goods sold of the Company is expect to decrease due to the anticipated increase of selling price to the largest customer by Liuzhou Rubber Sealing. We believe that our cost of goods sold will continue to benefit from improved operating efficiencies.

GROSS PROFIT

Gross profit for the six months ended June 30, 2011 was $2.72 million, an increase of $1.68 million, or approximately 161%, as compared to the same period of 2010. Our gross profit margin was 23% for the six months ended June 30, 2011 and 44% for the 2010 period. The decrease in our gross profit was mainly due to the sales decrease of Shenzhen ORB which has a higher margin, and relatively higher production costs for Liuzhou Rubber Sealing and newly acquired Hongtu.

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses, and research and development expenses, totaling $1.25 million for the six months ended June 30, 2011, compared to $0.30 million for the same period of 2010, an increase of $0.95 million, or 313%. The increase in operating expenses was primarily due to increased general and administrative expenses which resulted from acquisition of Liuzhou Rubber Sealing and Hongtu which brought $0.54 million additional operating expenses comparing with the same period of 2010; and $0.30 million of auditing, accounting and legal expense from our acquisition of Liuzhou Rubber Sealing and Hongtu as well as increased compliance costs as a U.S. public company.

NET INCOME

For the six months ended June 30, 2011, net income was $2.66 million as compared to $0.58 million for the same period of 2010, an increase of $2.08 million, or approximately 357%. This increase in net income was attributable to the $1.84 million of bargain purchase gain of acquisition of Hongtu, which was the excess of $4.97 million of net assets over $3.13 million of the purchase price on the acquisition date; the increased efficiency of our operations through economies of scale combined with increased revenue, as well as the newly acquired subsidiary Liuzhou Rubber Sealing and Hongtu, which brought $0.07 million and $0.41 million to net income, respectively, but partially offset by the increased operating expenses. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, the Company had cash and cash equivalents of $4.02 million, other current assets of $18.84 million, and current liabilities of $15.12 million. Working capital was $7.74 million at June 30, 2011. The ratio of current assets to current liabilities was 1.51-to-1 as of June 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended June 30, 2011 and 2010, respectively:

	2011	2010
Cash provided by (used in):
Operating Activities	$1,716,373	$(64,519)
Investing Activities	777,786	(953)
Financing Activities	600,791	(19,718)

Net cash flow provided by operating activities was $1.72 million for the six months ended June 30, 2011, as compared to net cash flow used in operating activities of $0.06 million for the same period of 2010. The increase in net cash inflow during 2011 was mainly due to the decreased in prepayment, restrict cash as well as timely collection on accounts receivable, but partially offset by the increased bills receivable and inventory on hand which resulted from increased sales, and timely payment made for clearing our bills payable outstanding, despite we had an increase in net income.

Net cash flow provided by investing activities was $0.78 for the six months ended June 30, 2011, which contained $1.48 million cash acquired upon acquisition of Hongtu, $0.16 million for the purchase of fixed assets, $0.02 million for construction in progress and $0.52 million for prepayment for equipment purchase. While in the 2010 period, we had only $953 cash outflow for the purchase of fixed assets.

Net cash flow provided by financing activities was $0.60 million for the six months ended June 30, 2011, which contained proceeds of $1.45 million from equity financing, $1.64 million from short-term loans and $0.10 million of loan and advance from related parties. The cash inflow was partially offset by $2.59 million of the repayment to short term loan. While in the 2010 period, we had only $0.02 million due from related party.

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

Our standard payment term for accounts receivable is 60 days. For the six months ended June 30, 2011, we had accounts receivable turnover of 5.63 on an annualized basis, with sales outstanding of 64 days and inventory turnover of 4.18 on an annualized basis. For the same period of 2010, we had accounts receivable turnover of 3.91 on an annualized basis, with sales outstanding of 93 days and inventory turnover of 5.70 on an annualized basis. The higher accounts receivable turnover and lower days outstanding in 2011 compared to 2010 is due to our rapid growth in sales in 2011 and quick collection on accounts receivable as a result of increased bills receivable collected from our clients in lieu of payment for accounts receivable, which resulted in lower accounts receivable but higher bills receivable outstanding at June 30, 2011. Bills receivable is the bank acceptance issued by the bank with payment guaranteed; we can either cash the bills receivable with the bank or transfer it to our vendors for payment of accounts payable. The inventory turnover rate was lower for the six months ended June 30, 2011, compared to the turnover for the six months ended June 30, 2010 as a result from the higher inventory level on hand in 2011.

CONTRACTUAL OBLIGATIONS

The Company was obligated for the following short-term loans at June 30, 2011 and December 31, 2010:

	2011	2010
From a commercial bank in the PRC for RMB 5,000,000, entered into on December 23, 2010 with maturity on December 20, 2011; RMB 3,000,000 entered into on June 30, 2010 and has been paid off; RMB 2,000,000 entered into on July 22, 2010 with maturity on July 10, 2011; another RMB 3,000,000 entered into on June 29, 2011 with maturity on June 15, 2012, which bear interest at 8.8% per annum. These loans are guaranteed by Liuzhou Credit Guarantee Co., Ltd, a company specifically providing the credit guarantees for Small and Medium-sized Enterprises. The loans were used to purchase raw materials.	$1,545,213	$1,509,958

On June 3, 2011, the Company obtained a loan from a commercial bank in PRC for RMB 5,000,000 with maturity on December 2, 2011. The interest rate is currently 6.435% per annum, which was 110% of the borrowing rate of The People’s Bank, and adjusted monthly. The loan was secured against accounts receivable of approximately RMB 6.3 million ($0.97 million). The loan was used for working capital.	772,606	-

On June 24, 2010, the Company obtained a loan from an industrial and commercial bank in PRC for RMB 10,000,000 with maturity on June 24, 2011. The loan bears interest at 5.31% per annum. The loan is guaranteed by Guangxi Huibang Investment Guarantee Co., Ltd. The loan was used for working capital and paid in full upon maturity.	-	1,509,958

On December 16, 2010, the Company obtained a loan from a commercial bank in PRC for RMB 1,000,000 with maturity on June 14, 2011. The interest rate is currently 6.12% per annum, which was 120% of the borrowing rate of the People’s Bank, and adjusted quarterly. The loan is secured against a bill receivable of $179,685 (Note 4). The loan was used for working capital and paid in full upon maturity.	-	150,996

During first half of 2011, the Company obtained two loans from two unrelated persons in PRC for RMB 1,800,000. The loan has maturity on demand and interest rate is currently 20% per annum and used for temporary working capital.	278,138	-

On October 8, 2010, the Company obtained a loan from commercial bank in PRC for RMB 7,000,000 with maturity on October 7, 2011. The loan bears interest at 6.372% per annum. The loan is collateralized by the property and land use rights of a third party who is a supplier of the Company. The loan was used to purchase raw materials.	1,081,649	-

On April 14, 2011, the Company obtained a loan from commercial bank in PRC for RMB 10,000,000 with maturity on April 14, 2012. The loan bears interest at 9.15% per annum. The loan is collateralized by the property and land use rights of a third party who is a supplier of the Company. The loan was used to finance the working capital.	1,545,212	-
	$5,222,818	$3,170,912

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2011, our controls and procedures were not effective due to certain significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item1.	Legal Proceedings

There have been no material changes from the disclosure provided in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item1A.	Risk Factors

Not required.

Item2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item3.	Defaults Upon Senior Securities

None.

Item4.	(Removed and Reserved)

Item5.	Other Information

None.

Item6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Memorandum of and Articles of Association of the Company

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized..

ORB Automotive Corporation

August 22, 2011	By:	/s/ Junning Ma
Name: Junning Ma
Title: President and Chief Executive Officer

ORB Automotive Corporation

August 22, 2011	By:	/s/ Guangning Xu
Name: Guangning Xu
Title: Vice Chief Financial Officer