Form 10-Q/A
period 2011-06-30
ORB Automotive
filed 2011-11-14
CIK 1381805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

On August 9, 2011, 22,070,453 shares of the registrant's ordinary stock, par value $0.000384 were outstanding.

EXPLANATORY NOTE

ORB Automotive Corporation is restating its financial statements for the three and six month periods ended June 30, 2011 and June 30, 2010 to correct an error in the formula for calculating the volatility factor for warrants issued in May 2011.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2011	December 31, 2010
ASSETS	(Restated) Unaudited	Audited

CURRENT ASSETS
Cash & cash equivalents	$4,016,393	$887,696
Restricted cash	805,366	1,473,914
Accounts receivable, net	5,307,327	3,156,318
Bills receivable	3,904,039	423,903
Other receivables, net	229,160	574,393
Deposits	15,704	15,346
Prepayment - current	2,087,065	2,480,504
Inventory	6,492,201	2,305,753

Total current assets	22,857,255	11,317,827

NONCURRENT ASSETS
Prepayment - noncurrent	1,561,828	1,312,131
Property and equipment, net	4,269,879	2,345,978
Prepayment for equipment purchases	658,811	-
Construction in progress	48,741	24,800
Deferred tax assets	8,153	8,763
Intangible assets, net	4,879	5,535

Total noncurrent assets	6,552,291	3,697,207

TOTAL ASSETS	$29,409,546	$15,015,034

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,892,759	$625,993
Bills payable	805,366	1,473,914
Accrued liabilities and other payables	664,321	137,444
Taxes payable	3,610,625	1,941,263
Short term loans	5,222,818	3,170,912
Loan from related party	95,803	-
Warrant Liability	181,408	-
Other payable - related party	9,790	-
Other payable to Shenzhen ORB original shareholders	413,020	403,597

Total current liabilities	14,895,910	7,753,123

LONG TERM PAYABLE - SUBSIDY RECEIVED IN ADVANCE	189,289	184,970

TOTAL LIABILITIES	15,085,199	7,938,093

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.000128 par value, 781,250 shares authorized, 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010	-	-
Common stock, $0.000384 par value, 100,000,000 shares authorized, 22,070,633 and 17,133,991shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	8,475	6,579
Additional paid in capital	7,182,813	2,672,319
Statutory reserve	828,102	339,560
Accumulated other comprehensive income	456,813	262,121
Retained earnings	5,848,144	3,796,362

Total stockholders' equity	14,324,347	7,076,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,409,546	$15,015,034

See accompanying to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Net sales	$11,913,987	$2,362,028	$7,839,678	$1,438,959

Cost of goods sold	9,196,037	1,322,124	6,377,293	764,336

Gross profit	2,717,950	1,039,904	1,462,385	674,623

Operating expenses
Selling expenses	437,004	119,998	286,154	66,306
General and administrative expenses	715,827	121,006	413,085	60,556
Research and development expense	85,637	61,216	35,505	28,338

Total operating expenses	1,238,468	302,220	734,744	155,200

Income from operations	1,479,482	737,684	727,641	519,423

Non-operating income (expenses)
Interest income (expense)	(291,716)	1,663	(219,123)	1,422
Bargain purchase gain	1,275,523	-	1,275,523	-
Other income (expenses)	(1,579)	-	(783)	-

Total non-operating income (expenses), net	982,228	1,663	1,055,617	1,422

Income before income tax	2,461,710	739,347	1,783,258	520,845

Income tax expense	360,967	158,177	171,140	114,585

Net income	$2,100,743	$581,170	$1,612,118	$406,260

Other comprehensive item
Foreign currency translation	194,692	17,072	117,072	16,341

Comprehensive Income	$2,295,435	$598,242	$1,729,190	$442,601

Basic weighted average shares outstanding	18,388,827	3,376,575	19,629,873	3,376,575

Diluted weighted average shares outstanding	18,388,827	3,376,575	19,629,873	3,376,575

Basic earnings per share	$0.11	$0.17	$0.08	$0.12

Diluted earnings per share	$0.11	$0.17	$0.08	$0.12

See accompanying to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	2011	2010
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,100,743	$581,170
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	204,792	27,567
Bargain purchase gain of acquisition	(1,275,523)	-
Changes in warrant liability	(13,281)	-
Changes in deferred tax	896	-
Decrease (increase) in current asset, net of effects from acquisition:
Accounts receivable	2,909,071	(135,219)
Bills receivable	(3,375,296)	(213,959)
Restricted cash	695,493	-
Prepayment	1,364,876	(633,659)
Other receivables	354,834	(18,531)
Inventory	(896,259)	167,489
Deposit	-	(806)
Deferred expense	408	-
Increase (decrease) in current liabilities, net of effects from acquisition:
Accounts payable	72,909	(7,608)
Bills payable	(695,493)	-
Accrued liabilities and other payables	132,145	10,481
Taxes payable	136,058	158,556

Net cash provided by (used in) operating activities	1,716,373	(64,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment for equipment purchases	(523,086)	-
Cash acquired upon acquisition	1,482,006	-
Construction in progress	(23,113)	-
Acquisition of property & equipment	(158,021)	(953)

Net cash provided by (used in) investing activities	777,786	(953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity financing	1,446,660	-
Proceeds from short term loans	1,643,454	-
Repayment of short term loans	(2,593,795)	-
Other payable - related party	9,686	-
Due from related party	-	(19,718)
Loan from related party	94,786	-

Net cash provided by (used in) financing activities	600,791	(19,718)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	33,747	1,217

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	3,128,697	(83,973)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	887,696	299,719

CASH & CASH EQUIVALENTS, END OF PERIOD	$4,016,393	$215,746

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$304,767	$-
Cash paid for income tax	$68,459	$9,264

See accompanying to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ORB Automotive Corporation (“ORB” or the “Company”), formerly known as Action Acquisition Corporation (“Action”), was formed in the Cayman Islands on September 27, 2006.

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

On May 20, 2011, ORB completed the acquisition of 100% of the equity interest in Hebei Hongtu Auto Parts Co., Ltd. (“Hongtu”), a company registered in the PRC, from Hongtu’s shareholders. Pursuant to the terms of the stock purchase agreement among the parties, all of the issued and outstanding shares of Hongtu were exchanged for 3.70 million ordinary shares of the Company, valued at $3.70 million. As of June 30, 2011, 3,700,000 shares were issued. Hongtu’s results of operations from May 1, 2011 have been included in the consolidated statement of income; however, the Company is still in the process of legal title transfer with the local authority. As of June 30, 2011, ORB’s equity interest in Hongtu is held in trust for the benefit of ORB until such time as the legal transfer of title is completed in China.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ORB, and its wholly owned subsidiary Liuzhou Rubber Sealing, Hongtu and GPC, together with its wholly owned subsidiary Shenzhen ORB. The “Company” refers collectively to ORB, Liuzhou Rubber Sealing, Hongtu, GPC and Shenzhen ORB. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the six and three months ended June 30, 2011 and 2010, there was no dilution for the 370,938 warrants since the exercise price of the warrants exceeds the fair value of the common stock and therefore are anti-dilutive.

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

As of June 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value, except for warrant liability of $181,408, which was based on Level 3 measurements.  The warrant liability was initially valued at $194,689 upon issuance on May 4, 2011.  The Company recognized a gain of $13,281 during the six and three months ended June 30, 2011, which represents the change in fair value based on Level 3 measurements.

Foreign Currency Translation and Comprehensive Income

The Company’s functional currency is the RMB. For financial reporting purposes, RMB were translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as “Accumulated other comprehensive income”. Gains and losses resulting from foreign currency transactions are included in income. There was no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

ASC Topic 280 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment.  The Company consists of one reportable business segment.  All of the Company's assets are located in the PRC and all of the Company's revenue is generated in the PRC.

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)

13. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2011 and December 31, 2010 respectively:

	2011	2010
Other payables	$239,100	$41,193
Accrued salaries	192,921	96,251
Other accrued expense	232,300	—
Total	$664,321	$137,444

Other accrued expenses include staff insurance, shipping cost, utility fee and interest expense.

14. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Value-added tax payable	$197,109	$202,811
Education surtax and other taxes payable	15,609	17,133
Income tax payable	3,397,907	1,721,319
Total	$3,610,625	$1,941,263

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2011 and 2010:

	For the Six Months		For the Three Months
	2011	2010	2011	2010
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(4.4)%	(9.0)%	(2.3)%	(9.0)%
Effective tax holiday	2.7%	(3.0)%	2.8%	(3.0)%
Bargain purchase gain	(17.6)%	-	(24.3)%	-
Other	-	(0.6)%	(0.6)%	-
Tax per financial statements	14.7%	21.4%	9.6%	22.0%

Deferred tax assets at June 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
Deferred tax assets arising from Tax and book basis difference of fixed assets of Liuzhou Rubber Sealing due to the acquisition by ORB	$8,153	$8,763
Less valuation allowance	-	-
Net deferred tax asset	$8,153	$8,763

The provision for income tax for the six and three months ended June 30, 2011 and 2010 consisted of the following:

	For the Six Months		For the Three Months
	2011	2010	2011	2010
Income tax expense - current	$360,071	$158,177	$170,679	$114,585
Income tax benefit - deferred	896	-	461	-
Total income tax expenses	$360,967	$158,177	$171,140	$114,585

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

The fair value of the stock price for the shares issued for Hongtu acquisition was determined based on the fair value of the stock issued in ORB’s equity financing completed on May 4, 2011; that is, the total financing amount less the fair value of the warrants issued to investors divided by total shares of ordinary stock issued during the equity financing, which was approximately $1.00 per share.

The purchase price for Hongtu was 3,700,000 shares of common stock equivalent to $3,700,000 (restated, Note 24). The fair value of the assets acquired and liabilities assumed at the acquisition date are used for the purpose of purchase price allocation.  The excess of the fair value of the net assets acquired over the purchase price, or $1,275,523 (restated, Note 24), was recorded as bargain purchase gain.

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

	Six Months Ended
	2011 (Restated)	2010
Net revenue	$20,128,362	$10,223,597
Cost of revenue	15,254,828	7,243,857

Gross profit	4,873,534	2,979,740
Total operating expenses	1,586,300	754,684

Income from operations	3,287,234	2,225,056
Total non-operating expense	772,631	(155,123)

Income before income tax	4,059,865	2,069,933
Income tax	763,301	417,206

Net income	$3,296,564	$1,652,727

Basic and diluted weighted average shares outstanding	21,230,264	9,136,575

Basic and diluted earnings per share	$0.16	$0.18

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

The Company agrees to reserve from issuance up to 4,273,504 Ordinary Shares (the “Make-Good Shares”) with a fair value at June 30, 2011 of $4,273,504.  The Make-Good Shares shall be reserved for the benefit of the Investors, and shall be issued to the Investors in the event the Company fails to achieve 90% of either of the following financial “Performance Thresholds” for the 12-month periods ending December 31, 2011 and December 31, 2012:

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

The warrants issued to the investors are immediately exercisable and have a term of five years. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 1.95%; dividend yield – 0%; expected volatility – 73% based on the average volatility of three similar public companies and term of 5 years. The fair value of the Warrants was $194,688.

Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to fair value at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the derivative liability to $181,408 for warrants at June 30, 2011, and recognized a gain of $13,280 on the change in fair value during the six and three months ended June 30, 2011, which is reflected in general and administrative expense.

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

Common welfare fund

Common welfare fund is a voluntary fund into which the Company’s Chinese subsidiaries can elect to transfer 5% to 10% of its net income. The Company’s Chinese subsidiaries did not make any contribution to this fund for the six months ended June 30, 2011 and 2010.

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

24. RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the date at June 30, 2011 were restated to reflect the following:

1.
Change of the assumption of expected volatility from 165% to 73%. As a result, the fair value of the Warrants was reduced by $209,166 on May 4, 2011, date of issuance, and the fair value was reduced by approximately $11,000 as of June 30, 2011.

2.
Change of the assumption of expected volatility for the calculation of fair value of warrants, resulting in a change in the estimated stock price per share that was used in the calculation of purchase price for the acquisition of Hongtu. The stock price increased from $0.85 to $1.00, resulting in a purchase price increase of $569,207 and bargain purchase gain decrease of $569,207.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheets at June 30, 2011:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Warrant liability	$401,506	$181,408	$(220,098)
Total Liability	$15,305,297	$15,085,199	$(220,098)
Additional Paid in Capital	$6,404,691	$7,182,813	$778,122
Retained Earning	$6,406,168	$5,848,144	$(558,024)
Total Stockholders’ Equity	$14,104,249	$14,324,348	$220,098

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations and comprehensive income for the six months ended June 30, 2011:

Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
General and administrative expenses	$727,010	$715,827	$11,183
Total operating expenses	$1,249,651	$1,238,468	$11,183
Income from operations	1,468,299	1,479,482	11,183
Bargain purchase gain	$1,844,730	$1,275,523	$(569,207)
Total non-operating income	$1,551,435	$982,228	$(569,207)
Income before income taxes	$3,019,734	$2,461,710	$(558,024)
Net Income	$2,658,767	$2,100,743	$(558,024)
Comprehensive income	$2,853,459	$2,295,435	$(558,024)
Net income per share
Basic	$0.14	$0.11	$(0.03)
Diluted	$0.14	$0.11	$(0.03)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations and comprehensive income for the three months ended June 30, 2011:

Consolidated Statement of Income and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
General and administrative expenses	$424,268	$413,085	$11,183
Total operating expenses	$745,927	$734,744	$11,183
Income from operations	$716,458	$727,641	$11,183
Bargain purchase gain	$1,844,730	$1,275,523	$(569,207)
Total non-operating income	$1,624,824	$1,055,617	$(569,207)
Income before income tax	$2,341,282	$1,783,258	$(558,024)
Net income	$2,170,142	$1,612,118	$(558,024)
Comprehensive income	$2,287,214	$1,729,190	$(558,024)
Basic earnings per share	$0.11	$0.08	$(0.03)
Diluted earnings per share	$0.11	$0.08	$(0.03)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of cash flows for the six months ended June 30, 2011:

	As Previously Reported	Restated	Net Adjustment
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,658,767	$2,100,743	$(558,024)
Bargain purchase gain	$1,844,730	$1,275,523	$569,207
Warrant expense	$2,098	$13,281	$(11,183)

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

On May 20, 2011, ORB completed the acquisition of 100% of the equity interest in Hebei Hongtu Auto Parts Co., Ltd,, a company registered in the PRC (“Hongtu”), from Hongtu’s shareholders. Pursuant to the terms of the stock purchase agreement among the parties, all of the issued and outstanding shares of Hongtu were exchanged for 3.7 million ordinary shares of the Company, valued at $3.70 million and Hongtu became a subsidiary of Shenzhen ORB.   Hongtu’s results of operations from May 1, 2011 have been included in the consolidated statement of income; however, we are still in the process of legal title transfer with the local authority. Our equity interest in Hongtu is currently held in trust for the benefit of ORB until such time as the legal transfer of title is completed in China.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605, Revenue Recognition .  Sales revenue may be recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured.  No revenue is recognized if there are significant uncertainties regarding the recovery of the consideration due, or the possible return of the goods. Generally, sales revenue is recognized when the delivery of goods is completed and accepted by customer.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Segment Reporting

FASB ASC Topic 280, Segment Reporting , requires the use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements . This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (ASC Topic 820) , to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is not expected to have a material impact on our consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income . Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Net Revenue	7,839,678		1,438,959
Cost of Goods Sold	6,377,293	81%	764,336	53%
Gross Profit	1,462,385	19%	674,623	47%
Operating Expenses	734,744	9%	155,200	11%
Income from Operations	727,641	10%	519,423	36%
Other Income (expenses), net	1,055,617	13%	1,422	0%
Income tax expense	171,140	2%	114,585	8%
Net Income	1,612,118	21%	406,260	28%

NET REVENUE

Net revenue for the three months ended June 30, 2011 was $7.84 million, as compared to net revenue of $1.44 million for the same period of 2010, an increase of $6.40 million, or approximately 445%. This growth in revenue was attributed primarily to the acquisition of Liuzhou Rubber Sealing in the fourth quarter of 2010 and the acquisition of Hongtu in the second quarter of 2011, which brought $6.63 million to total sales. Shenzhen ORB’s main product is sealant, for which sales decreased slightly by $0.22 million, or 16%, as compared to the same period of 2010. The decreased sales of Shenzhen ORB were mainly due to temporary decreased demand. However, sales of rubber sealing strips, the main product of our subsidiaries Liuzhou Rubber Sealing and Hongtu, resulted in an additional $2.87 million and $3.76 million in net revenue, respectively. Liuzhou Rubber Sealing is the exclusive supplier of rubber sealing strips for the primary car models that are built by our largest customer. Due to high overall inflation in China, Liuzhou Rubber Sealing has made a decision to raise the selling price of its rubber sealing strips by approximately 20%. This increase is to be retroactive with respect to our largest customer to the beginning of 2011. Liuzhou Rubber Sealing expects this increase to result in an increase of $0.64 million in revenue which will be recorded when the agreement is finalized, which is anticipated to be in the second half of 2011 . The Company currently anticipates continued growth as a result of the recovery of the auto industry and other relevant industries.

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

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses, and research and development expenses, totaling $0.73 million for the three months ended June 30, 2011, compared to $0.16 million for the same period of 2010, an increase of $0.58 million, or 373%. The increase in operating expenses was primarily due to increased general and administrative expenses which resulted from acquisition of Liuzhou Rubber Sealing and Hongtu, which brought $0.31 million additional operating expenses comparing with the same period of 2010; and $0.24 million of auditing, accounting and legal expense from our acquisition of Liuzhou Rubber Sealing and Hongtu as well as increased compliance costs as a U.S. public company, partially offset by the decreased expense of Shenzhen ORB due to decreased sales.

NET INCOME

For the three months ended June 30, 2011, net income was $1.61 million as compared to $0.41 million for the same period of 2010, an increase of $1.21 million, or approximately 297%. This increase in net income was attributable to the $1.27 million of bargain purchase gain of acquisition of Hongtu , which was the excess of $4.97 million of net assets over $3.70 million of the purchase price on the acquisition date; the increased efficiency of our operations through economies of scale combined with increased revenue, as well as the income from the newly acquired subsidiary Hongtu, which brought $0.41 million to net income, despite the increased operating expenses in the second quarter of 2011 and the net loss of Liuzhou Rubber Sealing, which has $0.14 million loss to net income. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Net Revenue	11,913,987		2,362,028
Cost of Goods Sold	9,196,037	77%	1,322,124	56%
Gross Profit	2,717,950	23%	1,039,904	44%
Operating Expenses	1,238,468	10%	302,220	13%
Income from Operations	1,479,482	13%	737,684	31%
Other Income (expenses), net	982,228	8%	1,663	0%
Income tax expense	360,967	3%	158,177	6%
Net Income	2,100,743	18%	581,170	25%

NET REVENUE

Net revenue for the six months ended June 30, 2011 was $11.91 million, as compared to net revenue of $2.36 million for the same period of 2010, an increase of $9.55 million, or approximately 405%. This growth in revenue was attributed primarily to the acquisition of Liuzhou Rubber Sealing in the fourth quarter of 2010 and the acquisition of Hongtu in the second quarter of 2011. Shenzhen ORB’s main product is sealant, for which sales increased $0.20 million, or 9%, as compared to the same period of 2010. In addition, sales of rubber sealing strips, the main product of Liuzhou Rubber Sealing and Hongtu, resulted in an additional $5.59 million and $3.76 million in net revenue, respectively. Liuzhou Rubber Sealing is the exclusive supplier of rubber sealing strips for the primary car models which are built by our largest customer. Due to high overall inflation in China, Liuzhou Rubber Sealing has made the decision to raise the selling price of its rubber sealing strips by approximately 20%.  This increase is to be retroactive with respect to our largest customer to the beginning of 2011. Liuzhou Rubber Sealing expects this increase to result in an increase of $1.27 million in revenue which will be recorded when the agreement is finalized, which is anticipated to be in the second half of 2011 . The Company currently anticipates continued growth as a result of the recovery of the auto industry and other relevant industries.

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

OPERATING EXPENSES

Operating expenses consisted of selling, general and administrative expenses, and research and development expenses, totaling $1.24 million for the six months ended June 30, 2011, compared to $0.30 million for the same period of 2010, an increase of $0.94 million, or 310%. The increase in operating expenses was primarily due to increased general and administrative expenses which resulted from acquisition of Liuzhou Rubber Sealing and Hongtu which brought $0.54 million additional operating expenses comparing with the same period of 2010; and $0.30 million of auditing, accounting and legal expense from our acquisition of Liuzhou Rubber Sealing and Hongtu as well as increased compliance costs as a U.S. public company.

NET INCOME

For the six months ended June 30, 2011, net income was $2.10 million as compared to $0.58 million for the same period of 2010, an increase of $1.52 million, or approximately 261%. This increase in net income was attributable to the $1.27 million of bargain purchase gain of acquisition of Hongtu , which was the excess of $4.97 million of net assets over $3.70 million of the purchase price on the acquisition date; the increased efficiency of our operations through economies of scale combined with increased revenue, as well as the newly acquired subsidiary Liuzhou Rubber Sealing and Hongtu, which brought $0.07 million and $0.41 million to net income, respectively, but partially offset by the increased operating expenses. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, the Company had cash and cash equivalents of $4.02 million, other current assets of $18.84 million, and current liabilities of $14.90 million. Working capital was $7.96 million at June 30, 2011. The ratio of current assets to current liabilities was 1.53-to-1 as of June 30, 2011.

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

This is due to the fact that we lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US generally accepted accounting principles (“GAAP”) standards, especially related to complicated accounting issues. This could cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries. Our internal audit function is significantly deficient due to insufficient qualified resources and appropriate systems to perform such function. Therefore, the ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

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

ORB Automotive Corporation

November 14, 2011	By:	/s/ Junning Ma
Name: Junning Ma
Title: President and Chief Executive Officer

ORB Automotive Corporation

November 14, 2011	By:	/s/ Guangning Xu
Name: Guangning Xu
Title: Vice Chief Financial Officer