Form 10-Q
period 2011-09-30
ORB Automotive
filed 2011-11-17
CIK 1381805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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
Yes           ☐      No           ☒

On November 9, 2011, 22,357,494 shares of the registrant's ordinary stock, par value $0.000384 were outstanding.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30 , 2011 AND DECEMBER 31, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	September 30	December 31
	2011	2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$3,000,159	$887,696
Restricted cash	243,804	1,473,914
Accounts receivable, net	6,418,019	3,156,318
Bills receivable	2,771,091	423,903
Other receivables, net	551,022	574,393
Deposits	16,307	15,346
Prepayment - current	2,971,559	2,480,504
Inventory	8,810,526	2,305,753

Total current assets	24,782,487	11,317,827

NONCURRENT ASSETS
Prepayment - noncurrent	1,714,636	1,312,131
Property and equipment, net	4,474,617	2,345,978
Other (expenses) income	49,636	24,800
Deferred tax assets	7,842	8,763
Intangible assets, net	8,637	5,535

Total noncurrent assets	6,255,368	3,697,207

TOTAL ASSETS	$31,037,855	$15,015,034

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,542,983	$625,993
Bills payable	243,804	1,473,914
Accrued liabilities and other payables	580,686	137,444
Taxes payable	3,946,843	1,941,263
Short term loans	4,512,823	3,170,912
Warrant liability	226,798	-
Other payable to Shenzhen ORB original shareholders	413,020	403,597

Total current liabilities	15,466,957	7,753,123

LONG TERM PAYABLE - SUBSIDY RECEIVED IN ADVANCE	192,765	184,970

TOTAL LIABILITIES	15,659,722	7,938,093

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.000128 par value, 781,250 shares authorized, 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010	-	-
Common stock, $0.000384 par value, 100,000,000 shares authorized, 22,357,494 and 17,133,991shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	8,585	6,579
Additional paid in capital	7,476,904	2,672,319
Statutory reserve	880,847	339,560
Accumulated other comprehensive income	726,470	262,121
Retained earnings	6,261,723	3,796,362

Total ORB Automotive Corporation stockholders' equity	15,354,529	7,076,941

Noncontrolling interest	23,604	-

Total equity	15,378,133	7,076,941

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,037,855	$15,015,034

See accompanying notes to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010

Net sales	$21,724,072	$3,515,277	$9,810,085	$1,153,249

Cost of goods sold	16,828,946	1,901,734	7,632,909	579,610

Gross profit	4,895,126	1,613,543	2,177,176	573,639

Operating expenses
Selling expenses	766,794	162,549	329,790	42,551
General and administrative expenses	1,334,101	273,680	618,274	91,458
Research and development expense	187,210	-	101,573	-

Total operating expenses	2,288,105	436,229	1,049,637	134,009

Income from operations	2,607,021	1,177,314	1,127,539	439,630

Non-operating income (expenses)
Interest income (expense)	(705,610)	1,872	(413,894)	209
Bargain purchase gain	1,275,523	-	-	-
Other (expenses) income	(1,218)	-	361	-

Total non-operating income (expenses), net	568,695	1,872	(413,533)	209

Income before income tax	3,175,716	1,179,186	714,006	439,839

Income tax expense	608,648	259,552	247,681	101,375

Net income attributable to ORB Automotive Corporation	$2,567,068	$919,634	$466,325	$338,464

Other comprehensive item
Foreign currency translation gain attributable to ORB Automotive Corporation	464,349	63,321	269,657	46,249

Comprehensive Income attributable to ORB Automotive Corporation	$3,031,417	$982,955	$735,982	$384,713

Basic weighted average shares outstanding	19,662,078	3,492,529	22,167,173	3,720,655

Diluted weighted average shares outstanding	19,662,078	13,381,066	22,167,173	13,609,192

Basic earnings per share	$0.13	$0.26	$0.02	$0.09

Diluted earnings per share	$0.13	$0.07	$0.02	$0.02

See accompanying notes to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,567,068	$919,634
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Inventory impairment	626,189	21,222
Depreciation and amortization	348,741	41,853
Bargain purchase gain of acquisition	(1,275,523)	-
Changes in warrant liability	(9,562)	-
Changes in deferred tax	1,353	-
Decrease (increase) in current assets, net of effects from acquisition:
Accounts receivable	1,926,712	(108,834)
Bills receivable	(2,201,254)	(186,393)
Restricted cash	1,263,865	-
Prepayment	1,092,365	(953,901)
Other receivables	46,533	4,011
Inventory	(3,679,392)	134,293
Deposit	(308)	(806)
Deferred expense	410	-
Increase (decrease) in current liabilities, net of effects from acquisition:
Accounts payable	1,616,195	(39,349)
Bills payable	(1,263,865)	-
Accrued liabilities and other payables	40,113	7,800
Taxes payable	400,520	252,974

Net cash provided by operating activities	1,500,160	92,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Prepayment for equipment purchases	(540,368)	-
Acquisition of intangible assets	(3,978)	-
Cash acquired upon acquisition	1,482,006	-
Construction in progress	(23,269)	-
Acquisition of property & equipment	(424,623)	(34,492)

Net cash used in investing activities	489,768	(34,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity financing	1,782,533	-
Proceeds from short term loans	2,146,985	-
Repayment of short term loans	(3,889,975)	-
Capital contribution from noncontrolling interest	23,466	-

Net cash provided by financing activities	63,009	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	59,526	6,597

NET INCREASE IN CASH & CASH EQUIVALENTS	2,112,463	64,609

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	887,696	299,719

CASH & CASH EQUIVALENTS, END OF PERIOD	$3,000,159	$364,328

Supplemental disclosures of cash flow information:
Cash paid for interest expenses	$706,269	$-
Cash paid for income tax	$106,315	$20,975

See accompanying notes to the consolidated financial statements

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

On November 3, 2010, ORB completed the acquisition of 100% of the equity interest in Hebei Xinhua Rubber Sealing Group Liuzhou Sealing Co., Ltd., a company registered in the PRC (“Liuzhou Rubber Sealing”), from Liuzhou Rubber Sealing’s shareholders. Pursuant to the terms of the stock purchase agreement among the parties, all of the issued and outstanding shares of Liuzhou Rubber Sealing were exchanged for 2.06 million ordinary shares of the Company, valued at $2.21 million. Liuzhou Rubber Sealing’s results of operations from November 1, 2010 have been included in the consolidated statement of income; however, the Company is still in the process of legal title transfer with the local authority. As of September 30, 2011, ORB’s equity interest in Liuzhou Rubber Sealing is held in trust for the benefit of ORB until such time as the legal transfer of title is completed in China.

On May 20, 2011, ORB completed the acquisition of 100% of the equity interest in Hebei Hongtu Auto Parts Co., Ltd. (“Hongtu”), a company registered in the PRC, from Hongtu’s shareholders. Pursuant to the terms of the stock purchase agreement among the parties, all of the issued and outstanding shares of Hongtu were exchanged for 3.70 million ordinary shares of the Company, valued at $3.70 million. As of September 30, 2011, 3,700,000 shares were issued. Hongtu’s results of operations from May 1, 2011 have been included in the consolidated statement of income; however, the Company is still in the process of legal title transfer with the local authority. As of September 30, 2011, ORB’s equity interest in Hongtu is held in trust for the benefit of ORB until such time as the legal transfer of title is completed in China.

On September 30, 2011, Shenzhen ORB formed a new subsidiary, All-ready Auto Antifreeze Coolant Co., Ltd (“All-ready”), a company registered in Liuzhou, China.  All-ready’s total registered capital is RMB 1 million. Shenzhen ORB contributed RMB 850,000 to All-ready in exchange for 85% of the equity ownership in the business.  The remaining 15% equity ownership is held by the Company’s chief executive officer and director, Junning Ma (as further discussed in Note 16). All-ready intends to be engaged in the production and sale of auto antifreeze coolant when it commences operations, which is currently anticipated to occur in December 2011.

The unaudited consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with US GAAP were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s 2010 audited financial statements included in the Company’s Annual Report on Form 10-K.  The results for the nine and three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with US GAAP. The Company’s functional currency is the Chinese Yuan Renminbi (“RMB”); however the accompanying consolidated financial statements have been translated and presented in United States Dollars (“$” or “USD”).

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ORB, and its wholly owned subsidiary Liuzhou Rubber Sealing, Hongtu and GPC, together with its wholly owned subsidiary Shenzhen ORB, and Shenzhen ORB’s subsidiary, All-ready. The "Company" refers collectively to ORB, Liuzhou Rubber Sealing, Hongtu, GPC and Shenzhen ORB. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Reclassifications

Certain prior year amounts in the balance sheet as of December 31, 2010 were reclassified to be consistent with the presentation of the balance sheet as of September 30, 2011.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain reserves for potential credit losses on account receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on management’s analysis noted above, the bad debts allowance was determined by calculating 0.5% of accounts receivable amount at the balance sheet date. Based on historical collection activity, the Company made allowance for bad debts of $35,940 and $17,279 at September 30, 2011 and December 31, 2010, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value with cost determined on a weighted average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to net realizable value, if lower. The Company recorded $626,189 and $21,122 inventory write-down via allowance during the nine and three months ended September 30, 2011 and 2010.

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

Research and Development

Research and development costs are related primarily to the Company testing its new materials in the development stage. Research and development costs are expensed as incurred.  For the nine months ended September 30, 2011 and 2010, research and development expense was $187,210 and $83,601, respectively. For the three months ended September 30, 2011 and 2010, research and development expense was $101,573 and $22,385, respectively.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. At September 30, 2011 and December 31, 2010, the Company had not taken any significant uncertain tax position on its tax return for 2010 and prior years or in computing its tax provision for 2011. The Company is subject to review by the respective tax authorities.

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

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

Shenzhen ORB, Liuzhou Rubber Sealing and Hongtu are regulated by local Environmental Protection Agency and have been certified as compliant with all environment standards and requirements for disposal of waste, toxic and hazardous substances. The direct cost associated with environmental handling waste water, exhaust gas, noise and scrap materials were immaterial in the nine and three months ended September 30, 2011 and 2010. The scrap materials are recycled by recycling companies.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2011 and 2010, shipping and handling costs were $612,773 and $104,666, respectively. During the three months ended September 30, 2011 and 2010, shipping and handling costs were $360,656 and $28,585, respectively.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and if the additional common shares were dilutive. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). During the nine and three months ended September 30, 2011, there was no dilution for the 457,050 warrants since the exercise price of the warrants exceeds the fair value of the common stock. During the nine and three months ended September 30, 2010, there was dilution due to potential common shares of 9,888,537 related to 98,885 of convertible stocks issued and outstanding as of September 30, 2010.

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

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

As of September 30, 2011 and December 31, 2010, the Company did not identify any assets and liabilities required to be presented on the balance sheet at fair value, except for warrant liability of $226,798, which was based on Level 3 measurements.  The warrant liability was initially valued at $194,688 and $41,672 upon issuance on May 4, 2011 and August 31, 2011, respectively.  The Company recognized a gain of $9,562 and a loss of $3,718 during the nine and three months ended September 30, 2011, respectively, which represents the change in fair value based on Level 3 measurements.

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

The Company uses ASC Topic 220 “Comprehensive Income”. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income for the nine and three months ended September 30, 2011 and 2010 included net income and foreign currency translation adjustments.

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (ASC Topic 820), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between US GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance is not expected to have a material impact on our consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company already complies with this presentation.

3. RESTRICTED CASH, BILLS PAYABLE – BANK ACCEPTANCES

Restricted cash at September 30, 2011 and December 31, 2010 represented $243,804 and $1,473,914 held in the bank as collateral for the bank to issue the same amount of bank acceptances.  The Company endorses the bank acceptances to vendors as payment of their own obligations.  Most of the bank acceptances have maturities of less than six months.

4. BILLS RECEIVABLE

Bills receivable represented an instrument which contains an unconditional order to pay a certain amount on an agreed date.  It is used as an assurance for customers making the payment on time according to the agreed terms when the goods are sold on credit and payment is deferred to a future date.  As of September 30, 2011 and December 31, 2010, bills receivable was $2,771,091 and $423,903, respectively. $0 and $179,685 of bills receivable as of September 30, 2011 and December 31, 2010 was used as collateral for bank loans, respectively (Note 15).

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

5. OTHER RECEIVABLES

Other receivables consisted of the following at September 30, 2011 and December 31, 2010 as following:

	2011	2010
Advance to employees	$376,619	$206,041
Short term advances to non-related parties	-	49,905
Guarantee deposit for loan payable	-	301,991
Deposits	174,508	16,456
Allowance	(105)	-
	$551,022	$574,393

Cash advance to employees and short term advances to non-related parties are non-interest bearing and payable upon demand. Deposit was mainly for purchase of raw materials and warehouse rent.

6. PREPAYMENT

Prepayment consisted of the following at September 30, 2011 and December 31, 2010 as following:

	2011	2010
Payment to OEM factory and suppliers for the purchase of supplies - current	$2,889,800	$2,250,424
Consulting fee	-	144,956
Others	81,759	85,124
	$2,971,559	$2,480,504

Prepayment was mainly the payment to several original equipment manufacturer (OEM) factories and suppliers for future product deliveries. Others represented certain property, plant and equipment and operating expenses prepaid by the Company.

	2011	2010
Payment to OEM factory and suppliers for purchase of supplies - noncurrent	$1,029,647	$1,312,131
Prepayment for property, plant and equipment purchase	684,989
	$1,714,636	$1,312,131

7. INVENTORY

As of September 30, 2011 and December 31, 2010, inventory consisted of the following:

	2011	2010
Finished goods	$7,365,715	$1,538,716
Raw material	1,271,910	499,482
Work in process	851,247	304,824
Total	9,488,873	2,343,022
Impairment of inventory	(678,346)	(37,269)
Inventory, net	8,810,526	2,305,753

8. OTHER PAYABLE TO SHENZHEN ORB ORIGINAL SHAREHOLDERS

The amount represents an unsecured and non interest-bearing loan payable to the original shareholders of Shenzhen ORB for the acquisition of Shenzhen ORB by GPC and is due on demand (See Note 1).

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

9. PROPERTY AND EQUIPMENT, NET

As of September 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	2011	2010
Office equipment	$185,478	$155,431
Plant and machinery	5,184,322	2,796,396
Electric equipment	62,756	56,640
Motor vehicle	161,998	65,854
Total	5,594,554	3,074,321
Less: Accumulated depreciation	(1,119,937)	(728,343)
	$4,474,617	$2,345,978

Depreciation expense was $348,741 and $41,853 for the nine months ended September 30, 2011 and 2010, respectively. Depreciation expense was $275,414 and $14,286 for the three months ended September 30, 2011 and 2010, respectively.

10. CONSTRUCTION IN PROGRESS

The construction in progress represented the projects for office improvement and installation of new machinery. As of September 30, 2011 and December 31, 2010, the balance was $49,636 and $24,800, respectively.

11. INTANGIBLE ASSETS

The intangible assets represent financial software. The net balance as of September 30, 2011 and December 31, 2010 was $8,637 and $5,535.  For the nine months ended September 30, 2011 and 2010, the amortization expense was $1,173 and $0, respectively. For the three months ended September 30, 2011 and 2010, the amortization expense was $397 and $0, respectively.

12. MAJOR CUSTOMERS AND VENDORS

Three major customers accounted for 77% (36%, 23% and 18% for each) and two major customers accounted for 72% (46% and 26% for each) of sales for the nine months ended September 30, 2011 and 2010, respectively. Accounts receivable from these customers amounted to $3,367,821 as of September 30, 2011. If these customers were lost, it is unlikely that the Company would be able to replace the lost revenue, at least in the near term.

Three major customers accounted for 81% (30%, 26% and 25%)   of the sales for the three months ended September 30, 2011.

The Company did not have vendors that accounted for more than 10% of the Company’s total purchase during the nine months ended September 30, 2011. The Company purchased its products from three major vendors during the nine months ended September 30, 2010 with each accounting for 44%, 27% and 12% of purchases, respectively. One major vendor accounted for 13% of the purchase for the three months ended September 30, 2011.

13. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2011 and December 31, 2010 respectively:

	2011	2010
Other payables	$186,870	$41,193
Accrued salaries	270,673	96,251
Other accrued expense	123,143	-
Total	$580,686	$137,444

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

Other accrued expenses include staff insurance, shipping cost, utility fee and interest expense.

14. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Value-added tax payable	$256,563	$202,811
Education surtax and other taxes payable	22,109	17,133
Income tax payable	3,668,171	1,721,319
Total	$3,946,843	$1,941,263

15. SHORT TERM LOANS

The Company was obligated for the following short term loans at September 30, 2011 and December 31, 2010:

	2011	2010
From a commercial bank in the PRC for RMB 5,000,000, entered into on December 23, 2010 with maturity on December 20, 2011; RMB 3,000,000 entered into on June 30, 2010 and has been paid off; RMB 2,000,000 entered into on July 22, 2010 with maturity on July 10, 2011, this loan was paid in full at maturity; the Company entered into another loan of RMB 2,000,000 on July 19, 2011 with maturity on July 10, 2012, the interest rate is 9.18% per annum; RMB 3,000,000 entered into on June 29, 2011 with maturity on June 15, 2012, which bear interest at 8.8% per annum. These loans are guaranteed by Liuzhou Credit Guarantee Co., Ltd, a company specifically providing the credit guarantees for Small and Medium-sized Enterprises. The loans were used to purchase raw materials.
	$1,573,589	$1,509,958

On June 3, 2011, the Company obtained a loan from a commercial bank in PRC for RMB 5,000,000 with maturity on December 2, 2011. The interest rate is currently 6.435% per annum, which was 110% of the borrowing rate of The People’s Bank, and adjusted monthly. The loan was secured against accounts receivable of approximately RMB 6.3 million ($0.97 million). The loan was used for working capital and approximately RMB 1.3 million was repaid during the quarter ended September 30, 2011.	578,851	-

On June 24, 2010, the Company obtained a loan from an industrial and commercial bank in PRC for RMB 10,000,000 with maturity on June 24, 2011. The loan bears interest at 5.31% per annum. The loan is guaranteed by Guangxi Huibang Investment Guarantee Co., Ltd. The loan was used for working capital and paid in full upon maturity.	-	1,509,958

On December 16, 2010, the Company obtained a loan from a commercial bank in PRC for RMB 1,000,000 with maturity on June 14, 2011. The interest rate is currently 6.12% per annum, which was 120% of the borrowing rate of the People’s Bank, and adjusted quarterly. The loan is secured against a bill receivable of $179,685 (Note 4). The loan was used for working capital and paid in full upon maturity.	-	150,996

On July 30, 2011, the Company obtained a loan from commercial bank in PRC for RMB 5,000,000 with maturity on July 29, 2012, the interest rate is 120% of the borrowing rate of Peoples’ Bank per annum. The loan was used for working capital.	786,794	-

On April 14, 2011, the Company obtained a loan from commercial bank in PRC for RMB 10,000,000 with maturity on April 14, 2012. The loan bears interest at 9.15% per annum. The loan is collateralized by the property and land use rights of a third party which is a supplier of the Company. The loan was used to finance the working capital.	1,573,589	-
	$4,512,823	$3,170,912

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

16. RELATED PARTY TRANSACTIONS

Loan from Related Party

The Company obtained a short-term loan from its manager and staff for $95,803 (RMB 620,000) during the first half of 2011. The loan has maturity on demand and interest rate is currently 20% per annum and used for temporary working capital. The loan was paid in full as of September 30, 2011.

Non-Controlling Equity Interest of a Related Party in Subsidiary

In connection with the formation of All-ready (see Note 1), as an accommodation to PRC law that requires that a limited liability company have at least two shareholders, Shenzhen ORB currently holds 85% of the equity ownership in All-ready and the remaining 15% equity ownership is held by the Company’s chief executive officer and director, Junning Ma. All-ready is currently negotiating with a non–affiliated third party to provide research and development and operational expertise to this new company and when such negotiations are completed a portion of the equity interest currently held by Mr. Ma will be conveyed to this third party and Mr. Ma will contribute his remaining interest to Shenzhen Orb. Mr. Ma’s equity interest in All-ready is reflected on the Company’s Consolidated Balance Sheet at September 30, 2011 as “Noncontrolling interest” in the amount of $23,604.

17.  LONG TERM PAYABLE - SUBSIDY RECEIVED IN ADVANCE

The subsidy received in advance represents an interest free, long-term loan from the local government, in support of the Company’s technological innovation.  As of September 30, 2011 and December 31, 2010, the long-term loan was $192,765 and $184,970 (RMB 1,225,000), respectively. The loan is not required to be repaid upon the passing of project inspection by government. The project is currently in the stage of technological innovation.

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

Year	Tax Rate
2007	15%
2008	18%
2009	20%
2010	22%
2011	24%
2012	25%

Liuzhou Rubber Sealing, Hongtu and All-ready are governed by the Income Tax Law of the PRC concerning private-run enterprises, and are subject to tax at a statutory rate of 25% for 2011 and 2010 on income reported in the statutory financial statements after appropriated tax adjustments.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2011 and 2010:

	For the Nine Months		For the Three Months
	2011	2010	2011	2010
U.S. statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference – current provision	(0.8)%	(9.0)%	1.4%	(9.0)%
Effective tax holiday	(0.4)%	(3.0)%	(0.4)%	(3.0)%
Bargain purchase gain	(13.6)%	-	-%	-

Tax per financial statements	19.2%	22.0%	35.0%	23.0%

Deferred tax assets at September 30, 2011 and December 31, 2010 consisted of the following:

Deferred tax assets arising from	2011	2010
Tax and book basis difference of fixed assets of Liuzhou Rubber Sealing due to the acquisition by ORB	$7,842	$8,763
Less valuation allowance	-	-
Net deferred tax asset	$7,842	$8,763

The provision for income tax for the nine and three months ended September 30, 2011 and 2010 consisted of the following:

	For the Nine Months		For the Three Months
	2011	2010	2011	2010
Income tax expense - current	$610,001	$259,552	$248,142	$101,375
Income tax benefit - deferred	1,353	-	461	-
Total income tax expenses	$608,648	$259,552	$247,681	$101,375

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

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

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

The fair value of the stock price for the shares issued for Hongtu acquisition was determined based on the fair value of the stock issued in ORB’s equity financing completed on May 4, 2011; that is, the total financing amount less the fair value of the warrants issued to investors divided by total shares of ordinary stock issued during the equity financing, which was $1.00 per share.

The purchase price for Hongtu was 3,700,000 shares of common stock equivalent to $3,700,000. The fair value of the assets acquired and liabilities assumed at the acquisition date are used for the purpose of purchase price allocation.  The excess of the fair value of the net assets acquired over the purchase price, or $1,275,523, was recorded as bargain purchase gain.

The following unaudited pro forma consolidated results of operations for ORB, Liuzhou Rubber Sealing and Hongtu for the nine months ended September 30, 2011 and 2010 presents the operations of ORB, Liuzhou Rubber Sealing and Hongtu as if the acquisitions occurred on January 1, 2010.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

	Nine Months Ended
	2011	2010
Net revenue	$29,938,447	$23,346,783
Cost of revenue	22,887,737	17,163,230

Gross profit	7,050,710	6,183,553
Total operating expenses	2,617,318	1,508,176

Income from operations	4,433,392	4,675,377
Total non-operating expense (income)	359,098	(473,020)

Income before income tax	4,792,490	4,202,357
Income tax	1,010,982	515,177

Net income	$3,781,508	$3,687,180

Basic and diluted weighted average shares outstanding	21,546,059	9,252,529

Basic and diluted earnings per share	$0.18	$0.40

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

20. SHAREHOLDER’S EQUITY

Common Stock with Warrants Issued for Cash

On May 4, 2011, the Company entered into one or more securities purchase agreements with a number of accredited investors in connection with a private placement transaction pursuant to which the Company issued 1,236,461 shares of ordinary stock, par value $0.000384 per share, and warrants to purchase thirty percent (30%) of one (1) share of the ordinary stock.  The aggregate purchase price for the shares and warrants was approximately $1.45 million ($1.17 per unit).  The Company paid no underwriting discounts or commissions in connection with the transaction.  The warrants are immediately exercisable, expire on the fifth year anniversary of their issuance and entitle their holders to purchase up to 370,938 ordinary shares at an initial exercise price of $1.47 per share.

On August 31, 2011, the Company entered into one or more securities purchase agreements with a number of accredited investors in connection with a private placement transaction pursuant to which the Company issued 287,041 shares of ordinary stock, par value $0.000384 per share, and warrants to purchase thirty percent (30%) of one (1) share of the ordinary stock.  The aggregate purchase price for the shares and warrants was approximately $335,873 ($1.17 per unit).  The Company paid no underwriting discounts or commissions in connection with the transaction.  The warrants are immediately exercisable, expire on the fifth year anniversary of their issuance and entitle their holders to purchase up to 86,112 ordinary shares at an initial exercise price of $1.47 per share.

The Company agrees to reserve from issuance up to 4,273,504 Ordinary Shares (the “Make-Good Shares”) with a fair value at September 30, 2011 of $4,273,504.  The Make-Good Shares shall be reserved for the benefit of the Investors, and shall be issued to the Investors in the event the Company fails to achieve 90% of either of the following financial “Performance Thresholds” for the 12-month periods ending December 31, 2011 and December 31, 2012:

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

As of September 30, 2011, the Company believes it is probable it will meet the Performance Threshold, and therefore no accrual is deemed necessary at this point.

The warrants issued to the investors for the private placement at May 4, 2011 are immediately exercisable and have a term of five years. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 1.95%; dividend yield – 0%; expected volatility – 73% based on the average volatility of three similar public companies and term of 5 years. The fair value of the Warrants was $194,688. The warrants issued to the investors for the private placement at August 31, 2011 are immediately exercisable and have a term of five years. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 1.95%; dividend yield – 0%; expected volatility – 69% based on the average volatility of three similar public companies and term of 5 years. The fair value of the Warrants was $41,672.

Accordingly to FASB ASC 815-40-55, the warrants were classified as a liability on the balance sheet and adjusted to fair value at each reporting period as they have a ratchet provision for adjusting the strike price if equity is issued at a later date at a price below the strike price. The Company adjusted the derivative liability to $226,798 for warrants at September 30, 2011, and recognized a gain of $9,562 and a loss of $3,718 on the change in fair value during the nine and three months ended September 30, 2011, respectively, which is reflected in general and administrative expense.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

Stock Options

On October 9, 2011, the Company granted an option to purchase 25,000 shares of the Company’s ordinary stock with exercise price of $1.00 per share to an independent contractor. The option vested and became exercisable at the same date of grant. The fair value of the option was calculated using the following assumptions: estimated life of five years, volatility of 72%, risk free interest rate of 1.95%, and dividend yield of 0%. The grant fair value of options was $15,526. The Company accrued $15,526 as compensation expense because the service was rendered and completed by the end of September 30, 2011.

21. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company’s Chinese operating subsidiaries are now only required to maintain statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus reserve fund

The Company’s Chinese subsidiaries are now only required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. The Company’s Chinese subsidiaries are not required to make appropriation to other reserve funds and do not have any intentions to make appropriations to any other reserve funds. There are no legal requirements in the PRC to fund these reserves by transfer of cash to restricted accounts, and the Company’s Chinese subsidiaries do not do so. As of September 30, 2011 and December 31, 2010, the Company’s Chinese subsidiaries had statutory reserves of $880,847 and $339,560, respectively.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

Common welfare fund is a voluntary fund into which the Company’s Chinese subsidiaries can elect to transfer 5% to 10% of its net income. The Company’s Chinese subsidiaries did not make any contribution to this fund for the nine months ended September 30, 2011 and 2010.

This fund can only be utilized on capital items for the collective benefit of the Company’s Chinese subsidiaries employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

22. COMMITMENTS

Rents

Shenzhen ORB, Liuzhou Rubber Sealing and Hongtu entered into several cancellable and non-cancellable warehouse and office lease agreements with monthly payments that vary from $111 to $11,200 and the maturity date from January 31, 2011 to September 30, 2019.    All non-cancellable operating leases expire within a one year period from the balance sheet date.  Total rental expenses for the nine months ended September 30, 2011 and 2010 were $295,462 and $34,878, respectively. Total rental expenses for the three months ended September 30, 2011 and 2010 were $109,197 and $10,665, respectively.

ORB AUTOMOTIVE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)

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

24. SUBSEQUENT EVENTS

On July 12, 2011, following approval by the stockholders of the Company, the Company established the ORB Automotive Corporation 2011 Long-Term Incentive Plan (the “Plan”) to advance the interests of the Company and its members by providing incentives to certain eligible persons who contribute significantly to the strategic and long-term performance objectives and growth of the Company and any parent, subsidiary or affiliate of the Company. On October 9, 2011, under the terms of the Plan, the Company granted (i) an aggregate of 870,000 restricted ordinary shares to the directors of the Company with stock valued at $1.00 per share and (ii) an option to purchase 25,000 shares of ordinary stock with exercise price of $1.00 per share to an independent contractor (see Note 20).

The vesting term of the restricted shares granted is as follows: 33% of the total shares shall vest and become exercisable on February 1, 2012. An additional 33% of the total shares shall vest and become exercisable on February 1, 2013. The remaining 34% of the shares shall vest and become exercisable on February 1, 2014.

On November 9, 2011, the Company entered into one or more securities purchase agreements with a number of accredited investors in connection with a private placement transaction pursuant to which the Company issued 121,400 shares of ordinary stock, par value $0.000384 per share, and warrants to purchase thirty percent (30%) of one (1) share of the ordinary stock.  The aggregate purchase price for the shares and warrants was approximately $142,038 ($1.17 per unit).  The Company paid no underwriting discounts or commissions in connection with the transaction.  The warrants are immediately exercisable, expire on the fifth year anniversary of their issuance and entitle their holders to purchase up to 36,420 ordinary shares at an initial exercise price of $1.47 per share. The fair value of the Warrants was $18,717.

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

On September 30, 2011, Shenzhen ORB formed a new subsidiary, All-ready Auto Antifreeze Coolant Co., Ltd (“All-ready”), a company registered in Liuzhou, China.  All-ready will be engaged in the production and sale of auto antifreeze coolant when it commences operations. The Company currently anticipates that All-ready will commence operations in December 2011.  Shenzhen ORB currently holds 85% of the equity ownership in the business.  The remaining 15% equity ownership is held by the Company’s chief executive officer and director, Junning Ma as an accommodation to PRC law that requires that a limited liability company have at least two shareholders. All-ready is currently negotiating with a non–affiliated third party to provide research and development and operational expertise to this new company and when such negotiations are completed a portion of the equity interest currently held by Mr. Ma will be conveyed to this third party and Mr. Ma will contribute his remaining interest to Shenzhen ORB.

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

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Net Revenue	$9,810,085		$1,153,249
Cost of Goods Sold	7,632,909	78%	579,610	50%
Gross Profit	2,177,176	22%	573,639	50%
Operating Expenses	1,049,637	11%	134,009	12%
Income from Operations	1,127,539	11%	439,630	38%
Other Income (expenses), net	(413,533)	(4)%	209	0%
Income tax expense	247,681	2%	101,375	9%
Net Income	466,325	5%	338,464	29%

NET REVENUE

Net revenue for the three months ended September 30, 2011 was $9.81 million, as compared to net revenue of $1.15 million for the same period of 2010, an increase of $8.66 million, or approximately 753%. This growth in revenue was attributed primarily to the acquisition of Liuzhou Rubber Sealing in the fourth quarter of 2010 and the acquisition of Hongtu in the second quarter of 2011, which brought $8.66 million to total sales. Shenzhen ORB’s main product is sealant, for which sales decreased slightly by $0.44 million, or 5.63%, as compared to the same period of 2010. The decreased sales of Shenzhen ORB were mainly due to temporary decreased demand. However, sales of rubber sealing strips, the main product of our subsidiaries Liuzhou Rubber Sealing and Hongtu, resulted in an additional $2.56 million and $6.10 million in net revenue, respectively. Liuzhou Rubber Sealing is the exclusive supplier of rubber sealing strips for the primary car models that are built by our largest customer. Due to high overall inflation in China, Liuzhou Rubber Sealing and Hongtu have made a decision to raise the selling price of their rubber sealing strips by approximately 20%. This increase is to be retroactive with respect to our largest customer to the beginning of 2011. Liuzhou Rubber Sealing recognized $0.63 million in revenue in the third quarter compensating for the first quarter sales from one customer and Hongtu recognized $0.78 million price adjustment from one major customer compensating for first quarter sales and $0.58 million price adjustments from another major customer compensating for the first seven months sales during the third quarter of 2011. Liuzhou Rubber Sealing and Hongtu are currently negotiating price adjustments for sales made in the second and third quarters of 2011 and expect to recognize $2.26 million in revenue in December of 2011 as a result of these negotiations. The Company anticipates continued growth as a result of increasing sales to its customers in the auto industry and other relevant industries.

COST OF GOODS SOLD

Cost of goods sold includes material costs, labor costs, and related overhead, which are directly attributable to the manufacture of our products. For the three months ended September 30, 2011, cost of goods sold amounted to $7.63 million, an increase of $7.05 million, or approximately 1218%, as compared to the same period of 2010. The increase in the cost of goods sold was directly related to increase in production and sales volume in the three months ended September 30, 2011. Liuzhou Rubber Sealing and Hongtu brought an additional $1.99 million and $5.03 million of cost of goods sold, respectively, which were partially offset by a decreased cost of goods sold by Shenzhen ORB as a result of decreased sales volume.

Cost of goods sold as a percentage of sales was approximately 78% for the three months ended September 30, 2011 and 50% for the same period of 2010. The increase in the cost of goods sold as a percentage of sales in the three months ended September 30, 2011 was mainly attributable to the relatively higher costs from Liuzhou Rubber Sealing and Hongtu, which were 78% and 82%, respectively, compared to 54% for Shenzhen ORB. The significant increase in cost and cost as a percentage of sales were due to significant raw material price increases - especially a 75% increase in our main raw material Ethylene-Propylene-Diene Monomer (“EPDM”). The negative impact of this cost increase was largely offset by the additional revenues recognized during this quarter as a result of the price adjustments discussed above. The Company’s percentage of cost of goods sold is expected to decrease due to the planned increase of selling price to the largest customers of Liuzhou Rubber Sealing and Hongtu. We continue to believe that our cost of goods sold will benefit from improved operating efficiencies.

GROSS PROFIT

Gross profit for the three months ended September 30, 2011 was $2.18 million, an increase of $1.60 million, or approximately 280%, as compared to the same period of 2010. Our gross profit margin was 22% for the three months ended September 30, 2011 and 50% for the 2010 period. The decrease in our gross profit margin was mainly due to the sales decrease of Shenzhen ORB which has a higher margin, and relatively higher production costs for Liuzhou Rubber Sealing and Hongtu.

OPERATING EXPENSES

Operating expenses consist of selling, general and administrative expenses, and research and development expenses, totaling $1.05 million for the three months ended September 30, 2011, compared to $0.13 million for the same period of 2010, an increase of $0.9 million, or 692%. The increase in operating expenses was primarily due to increased selling expenses and general and administrative expenses resulting from the acquisitions of Liuzhou Rubber Sealing and Hongtu, which contributed an additional $0.51million in operating expenses period over period.  Our acquisitions of Liuzhou Rubber Sealing and Hongtu resulted in an additional $0.24 million of auditing, accounting and legal expense, as well as increased compliance costs as a U.S. public company for the three months ended September 30, 2011, as compared with the corresponding period in 2010, partially offset by Shenzhen ORB’s lower expenses due to decreased sales for the 2011 period.

NET INCOME

For the three months ended September 30, 2011, net income was $0.46 million as compared to $0.34 million for the same period of 2010, an increase of $0.12 million, or approximately 41%. This increase in net income was attributable to increased income from our subsidiaries Liuzhou Rubber Sealing and Hongtu of $0.15 million and $0.39 million, respectively.  These results were achieved despite increased operating expenses in the third quarter of 2011. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Net Revenue	21,724,072		3,515,277
Cost of Goods Sold	16,828,946	77%	1,901,734	54%
Gross Profit	4,895,126	23%	1,613,543	46%
Operating Expenses	2,288,105	11%	436,229	12%
Income from Operations	2,607,021	12%	1,177,314	34%
Other Income (expenses), net	568,695	3%	1,872	0%
Income tax expense	608,648	3%	259,552	8%
Net Income	2,567,068	12%	919,634	26%

NET REVENUE

Net revenue for the nine months ended September 30, 2011 was $21.72 million, as compared to net revenue of $3.52 million for the same period of 2010, an increase of $18.22 million, or approximately 521%. This growth in revenue was attributed primarily to the acquisition of Liuzhou Rubber Sealing in the fourth quarter of 2010 and the acquisition of Hongtu in the second quarter of 2011. Shenzhen ORB’s main product is sealant, for which sales increased $0.22 million, or 9%, as compared to the same period of 2010. In addition, sales of rubber sealing strips, the main product of Liuzhou Rubber Sealing and Hongtu, resulted in an additional $4.90 million and $12.72 million in net revenue, respectively. Liuzhou Rubber Sealing is the exclusive supplier of rubber sealing strips for the primary car models which are built by our largest customer. Due to high overall inflation in China, Liuzhou Rubber Sealing and Hongtu made the decision to raise the selling price of their rubber sealing strips by approximately 20%.  This increase is to be retroactive with respect to our largest customer to the beginning of 2011. Liuzhou Rubber Sealing recognized $0.63 million in revenue in the third quarter compensating for the first quarter sales from one customer and Hongtu recognized $0.78 million price adjustment from one major customer compensating for first quarter sales and $0.58 million price adjustments from another major customer compensating for the first seven months sales during the third quarter of 2011. Liuzhou Rubber Sealing and Hongtu are currently negotiating price adjustments for sales made in the second and third quarters of 2011 and expect to recognize $2.26 million in revenue in December of 2011 as a result of these negotiations. The Company anticipates continued growth as a result of increasing sales to its customers in the auto industry and other relevant industries.

COST OF GOODS SOLD

Cost of goods sold includes material costs, labor costs, and related overhead, which are directly attributable to the manufacture of our products. For the nine months ended September 30, 2011, cost of goods sold amounted to $16.83 million, an increase of $14.93 million, or approximately 786%, as compared to the same period of 2010. The increase in the cost of goods sold was directly related to increase in production and sales volume in the nine months ended September 30, 2011. Liuzhou Rubber Sealing and Hongtu added $6.97 million and $7.95 million, respectively, to our cost of goods sold.

Cost of goods sold as a percentage of sales was approximately 77% for the nine months ended September 30, 2011 and 54% for the same period of 2010. The increase in the cost of goods sold as a percentage of sales in the nine months ended September 30, 2011 was mainly due to the relatively higher cost from Liuzhou Rubber Sealing and Hongtu, which were 85% and 81%, respectively, while it was 52% for Shenzhen ORB.  The significant increase in cost and cost as a percentage of sales were due to significant raw material price increases - especially a 75% increase in EP”). The negative impact of this cost increase was largely offset by the additional revenues recognized during this quarter as a result of the price adjustments discussed above. The Company’s percentage of cost of goods sold is expected to decrease due to the planned increase of selling price to the largest customers of Liuzhou Rubber Sealing and Hongtu. We continue to believe that our cost of goods sold will benefit from improved operating efficiencies.

GROSS PROFIT

Gross profit for the nine months ended September 30, 2011 was $4.90 million, an increase of $3.28 million, or approximately 203%, as compared to the same period of 2010. Our gross profit margin was 23% for the nine months ended September 30, 2011 and 46% for the 2010 period. The decrease in our gross profit margin was mainly due to the sales decrease by Shenzhen ORB which has a higher margin, and relatively higher production costs for Liuzhou Rubber Sealing and Hongtu.

OPERATING EXPENSES

Operating expenses consist of selling, general and administrative expenses, and research and development expenses, totaling $2.28 million for the nine months ended September 30, 2011, compared to $0.44 million for the same period of 2010, an increase of $1.84 million, or 422%. The increase in operating expenses was primarily due to an additional $1.05 million in selling expenses and general and administrative expenses resulting from the acquisitions of Liuzhou Rubber Sealing and Hongtu and $0.30 million of auditing, accounting and legal expense from our acquisition of Liuzhou Rubber Sealing and Hongtu as well as increased compliance costs as a U.S. public company.

NET INCOME

For the nine months ended September 30, 2011, net income was $2.57 million as compared to $0.92 million for the same period of 2010, an increase of $1.65 million, or approximately 179%. This increase in net income was attributable to (i) a $1.28 million bargain purchase gain related to the acquisition of Hongtu, which was the excess of $4.97 million of net assets over $3.70 million of the purchase price on the acquisition date, (ii) the increased efficiency of our operations through economies of scale combined with increased revenue, and (iii) an additional $0.22 million and $0.80 million in net income contributed by Liuzhou Rubber Sealing and Hongtu, respectively.  These gains were partially offset by our increased operating expenses. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, the Company had cash and cash equivalents of $3.00 million, other current assets of $21.78 million, and current liabilities of $15.47 million. Working capital was $9.32 million at September 30, 2011. The ratio of current assets to current liabilities was 1.61-to-1 as of September 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2011 and 2010, respectively:

	2011	2010
Cash provided by (used in):
Operating Activities	$1,500,160	$92,504
Investing Activities	489,768	(34,492)
Financing Activities	63,009	0

Net cash flow provided by operating activities was $1.50 million for the nine months ended September 30, 2011, as compared to net cash flow provided by operating activities of $0.09 million for the same period of 2010. The increase in net cash inflow during 2011 was mainly due to (i) increased net income, (ii) decreases in prepayment, (iii) release of restrictions on our cash due to settlement of bills payable, and (iv) timely collection on accounts receivable, partially offset by increased bills receivable and inventory on hand which resulted from increased sales and timely payment made for clearing our bills payable outstanding.

Net cash flow used in investing activities was $0.49 for the nine months ended September 30, 2011, which contained  $1.43 million for the purchase of fixed assets, $0.02 million for construction in progress and $0.54 million for prepayment for equipment purchase reduced by 1.48 million cash acquired upon acquisition of Hongtu.  Our net cash flow for the purchase of fixed assets in the corresponding 2010 period was only $0.03 million.

Net cash flow provided by financing activities was $0.06 million for the nine months ended September 30, 2011, which contained proceeds of $1.78 million from equity financing, $2.14 million from short-term loans and $0.02 million of capital contribution from noncontrolling interest. The cash inflow was partially offset by $3.89 million related to the repayment of a short term loan. We had no net cash provided or used by financing activities during the corresponding 2010 period.

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

Our standard payment term for accounts receivable is 60 days. For the nine months ended September 30, 2011, we had accounts receivable turnover of 6.03 on an annualized basis, with sales outstanding of 60 days and inventory turnover of 4.04 on an annualized basis. For the same period of 2010, we had accounts receivable turnover of 3.89 on an annualized basis, with sales outstanding of 93 days and inventory turnover of 5.36 on an annualized basis. The higher accounts receivable turnover and lower days outstanding in 2011 compared to 2010 is due to our rapid growth in sales in 2011 and quick collection on accounts receivable as a result of increased bills receivable collected from our clients in lieu of payment for accounts receivable, which resulted in lower accounts receivable but higher bills receivable outstanding at September 30, 2011. Bills receivable is the bank acceptance issued by the bank with payment guaranteed; we can either cash the bills receivable with the bank or transfer it to our vendors for payment of accounts payable. The inventory turnover rate was lower for the nine months ended September 30, 2011, compared to the turnover for the nine months ended September 30, 2010 as a result from the higher inventory level on hand in 2011.

CONTRACTUAL OBLIGATIONS

The Company was obligated for the following short-term loans at September 30, 2011 and December 31, 2010:

	2011	2010
From a commercial bank in the PRC for RMB 5,000,000, entered into on December 23, 2010 with maturity on December 20, 2011; RMB 3,000,000 entered into on June 30, 2010 and has been paid off; RMB 2,000,000 entered into on July 22, 2010 with maturity on July 10, 2011. This loan was paid in full at maturity; the Company entered into another loan of RMB 2,000,000 on July 19, 2011 with maturity on July 10, 2012, the interest rate is 9.18% per annum; another RMB 3,000,000 entered into on June 29, 2011 with maturity on June 15, 2012, which bear interest at 8.8% per annum. These loans are guaranteed by Liuzhou Credit Guarantee Co., Ltd, a company specifically  providing the credit guarantees  for Small and Medium-sized Enterprises. The loans were used to purchase raw materials.
	$1,573,589	$1,509,958

On June 3, 2011, the Company obtained a loan from a commercial bank in PRC for RMB 5,000,000 with maturity on December 2, 2011. The interest rate is currently 6.435% per annum, which was 110% of the borrowing rate of The People’s Bank, and adjusted monthly. The loan was secured against accounts receivable of approximately RMB 6.3 million ($0.97 million). The loan was used for working capital and approximately RMB 1.3 million was repaid during the quarter ended September 30, 2011.	578,851	-

On June 24, 2010, the Company obtained a loan from an industrial and commercial bank in PRC for RMB 10,000,000 with maturity on June 24, 2011. The loan bears interest at 5.31% per annum. The loan is guaranteed by Guangxi Huibang Investment Guarantee Co., Ltd. The loan was used for working capital and paid in full upon maturity.	-	1,509,958

On December 16, 2010, the Company obtained a loan from a commercial bank in PRC for RMB 1,000,000 with maturity on June 14, 2011. The interest rate is currently 6.12% per annum, which was 120% of the borrowing rate of the People’s Bank, and adjusted quarterly. The loan is secured against a bill receivable of $179,685 (Note 4). The loan was used for working capital and paid in full upon maturity.	-	150,996

On July 30, 2011, the Company obtained a loan from commercial bank in PRC for RMB 5,000,000 with maturity on July 29, 2012, the interest rate is currently standard rate plus 120% of the borrowing rate of the Peoples’ Bank per annum. The loan was used for working capital.	786,794	-

On April 14, 2011, the Company obtained a loan from commercial bank in PRC for RMB 10,000,000 with maturity on April 14, 2012. The loan bears interest at 9.15% per annum. The loan is collateralized by the property and land use rights of a third party who is a supplier of the Company. The loan was used to finance the working capital.	1,573,589	-
	$4,512,823	$3,170,912

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report, as required by Rule 13a-15(b) under the Exchange Act. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and (2) accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2011, our controls and procedures were not effective due to certain significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal controls over financial reporting.

This is due to the fact that we lacks sufficient personnel with the appropriate level of knowledge, experience and training in the application of US GAAP standards, especially related to complicated accounting issues. This could cause us to be unable to fully identify and resolve certain accounting and disclosure issues that could lead to a failure to maintain effective controls over preparation, review and approval of certain significant account reconciliation from Chinese GAAP to US GAAP and necessary journal entries. Our internal audit function is significantly deficient due to insufficient qualified resources and appropriate systems to perform such function. Therefore, the ability to prevent and control lapses and errors in our accounting function could not be rendered effectively.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ORB Automotive Corporation

November 17, 2011	By: /s/ Junning Ma
Name: Junning Ma
Title: President and Chief Executive Officer

ORB Automotive Corporation

November 17, 2011	By: /s/ Guangning Xu
Name: Guangning Xu
Title: Vice Chief Financial Officer